Form 10-Q
period 2011-05-31
SOUTHERN STATES SIGN Co
filed 2011-07-15
CIK 1510130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-171842

Southern States Sign Company

(Exact name of registrant as specified in its charter)

Nevada	26-3014345
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7231 S. Eastern Ave., Suite B-127, Las Vegas, Nevada 89119
(Address of principal executive offices)

(702) 496-5888
(Registrant’s telephone number)
_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,000,000 as of July 12, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of May 31, 2011 and November 30, 2010 (unaudited);
F-2	Statements of Operations for the three and six months ended May 31, 2011 and 2010 and period from July 15, 2008 (Inception) to May 31, 2011 (unaudited);
F-3	Statement of Stockholders’ Equity (Deficit) for period from July 15, 2008 (Inception) to May 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the six months ended May 31, 2011 and 2010 and period from July 15, 2008 (Inception) to May 31, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of May 31, 2011 and November 30, 2010

	May 31,	November 30,
	2011	2010
ASSETS
Current assets
Cash	$40,067	$18,120
Total current assets	40,067	18,120

Total assets	$40,067	$18,120

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$36,461	$15,817
Advances from director	30,000	—
Total Liabilities	66,461	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
2010- 18,000,000 shares issued and outstanding
Additional paid in capital	42,000	42,000
Deficit accumulated during the development stage	(86,394)	(57,697)
Total stockholders’ equity (deficit)	(26,394)	2,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$40,067	$18,120

See accompanying notes to financial statements.

F-1

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

For the three months and six months ended May 31, 2011 and 2010

For the period from July 15, 2008 (Date of Inception) through May 31, 2011

	Three months ended May 31, 2011	Three months ended May 31, 2010	Six months ended May 31, 2011	Six months ended May 31, 2010	Inception (July 15, 2008) through May 31, 2011
General and administrative expenses:
Professional fees	$26,326	$—	27,826	—	48,643
Consulting fees	—	—	—	—	35,211
Interest	525	—	818	—	818
Other	—	79	53	129	1,722
Total general and administrative expenses	26,851	79	28,697	129	86,394

Net loss and comprehensive loss	$(26,851)	$(79)	$(28,697)	$(129)	$(86,394)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	18,000,000	18,000,000	18,000,000	17,700,000

See accompanying notes to financial statements.

F-2

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

Period from July 15, 2008 (Date of Inception) through May 31, 2011

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	Development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	15,000,000	$15,000	$15,000	$—	$30,000
Issuance of common stock for cash at $.01	1,400,000	1,400			14,000
Net loss for the period	—	—	—	(33,323)	(33,323)

Balance, November 30, 2008	16,400,000	16,400	27,600	(33,323)	10,677

Issuance of common stock for cash at $.01	300,000	300			3,000
Net loss for the period	—	—	—	(14,524)	(14,524)

Balance, November 30, 2009	16,700,000	16,700	30,300	(47,847)	(847)

Issuance of common stock for cash at $.01	1,300,000	1,300			13,000

Net loss for the period	—	—	—	(9,850)	(9,850)

Balance, November 30, 2010	18,000,000	18,000	42,000	(57,697)	2,303

Net loss for the period	—	—	—	(28,697)	(28,697)

Balance, May 31, 2011	18,000,000	$18,000	$42,000	$(86,394)	$(26,394)

See accompanying notes to financial statements.

F-3

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended May 31, 2011 and 2010

July 15, 2008 (Date of Inception) through May 31, 2011

	Six months ended May 31, 2011	Six months ended May 31, 2010	Inception through May 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(28,697)	$(129)	$(86,394)
Change in non-cash working capital items
Increase in accrued expenses	20,644	—	36,461

CASH FLOWS USED IN OPERATING ACTIVITIES	(8,053)	(129)	(49,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	7,000	60,000
Advances from director	30,000	—	30,000

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	30,000	7,000	90,000

NET INCREASE IN CASH	21,947	6,871	40,067
Cash, beginning of period	18,120	5,583	—
Cash, end of period	$40,067	$12,454	$40,067

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

F-4

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF REPORTING

The accompanying unaudited interim financial statements have been prepared by Southern States Sign Company (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended November 30, 2010.

The results of operations for the six months ended May 31, 2011 are not indicative of the results that may be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

SOUTHERN STATES SIGN COMPANY (“Southern” or the “Company”) was incorporated in Nevada on July 15, 2008. Southern is a Development stage company and has not yet realized any revenues from its planned operations. Southern is currently in the business of locating suitable locations, selling advertising and installing billboard signs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

F-5

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Tax

Southern follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements

Southern does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Southern has limited working capital and has a deficit accumulated during the Development stage of $86,394 as of May 31, 2011. Southern's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Southern has no current source of revenue. Without realization of additional capital, it would be unlikely for Southern to continue as a going concern. Southern's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

	May 31,	May 31,
	2011	2010
Federal income tax benefit attributable to:
Current operations	$9,757	$45
Less: valuation allowance	(9,757)	(45)
Net provision for Federal income taxes	$—	$—

F-6

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2011

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

May 31, 2011

Deferred tax asset attributable to:
Net operating loss carryover	$29,375
Less: valuation allowance	(29,375)
Net deferred tax asset	$—

At May 31, 2011, Southern had an unused net operating loss carryover approximating $86,400 that is available to offset future taxable income; it expires beginning in 2028.

NOTE 5 – COMMON STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized.

On August 22, 2008, the Company sold 15,000,000 common shares at $.02 per share to the founder for cash proceeds of $30,000.

In September 2008, the Company sold 1,400,000 common shares at $.01 per share to unrelated third parties for total proceeds of $14,000.

In May 2009, the Company sold 300,000 common shares at $.01 per share to unrelated third parties for total proceeds of $3,000.

In December 2009, the Company sold 700,000 common shares at $.01 per share to unrelated third parties for total proceeds of $7,000.

In November 2010, the Company sold 600,000 common shares at $.01 per share to unrelated third parties for total proceeds of $6,000.

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of May 31, 2011.

As of May 31, 2011, the company had no warrants or options outstanding.

F-7

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2011

NOTE 6 – ADVANCES FROM DIRECTOR

The advances from a director bear interest at 7% per annum and are due January 18, 2013. Interest of $ 818 has been accrued in these financial statements.

NOTE 7 – COMMITMENTS

Southern neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

Management has analyzed its operations through the date on which the financial statements were issued, , and has determined it does not have any material subsequent events to disclose.

F-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview and Plan of Operations

We were incorporated as Southern States Sign Company on July 15, 2008, in the State of Nevada for the purpose of finding suitable locations for billboard signs, signing leases with the property owners to build billboards on the property, contracting with a construction company to build billboards, and selling the billboard space to advertisers. Our initial focus is on the Southern Nevada market area.

Currently, we have leased two locations for the potential future erection of billboard signs.  One of these locations is along the I-15 freeway in Las Vegas, Nevada (APN: 177-20-601-001) with a stated monthly rental of $3,000 per month.  The other location is at 13000 Las Vegas Boulevard South in Las Vegas, Nevada (APN: 191-08-801-007) with a stated monthly rental of $1,000 per month.  Both site leases are for a twenty year term beginning December 19, 2010 and are conditional upon our obtaining local governmental approval for the erection of a billboard sign on the site.  Our rent payment obligations on these leases will not commence until construction of a billboard sign on the sites has been completed.  Under the terms of our leases, we are forbidden from placing advertisements on the planned billboards that are in direct competition with any business on the premises.  The I-15 freeway location is vacant land and the 13000 Las Vegas Boulevard location is occupied by a helicopter company.  We therefore do not believe that this contractual restriction will materially limit the pool of available advertisers on our planned billboards.

During the current fiscal year, we will pursue local regulatory approval for a standard billboard to be constructed on the I-15 freeway location.  When and if the site is approved for a new billboard, we plan to pursue the construction of a standard billboard sign on the site at an approximate cost of $90,000.  Our ability to generate revenues will depend upon our obtaining regulatory approval for one or more billboard sites and raising the additional capital needed to construct the billboards.

Our initial attempt to secure regulatory approval for a billboard site, undertaken in 2008-09, was not successful.  A site plan, technical information, and an application packet were prepared for the site for which we sought approval in 2008-09.  In addition, a positive report and recommendation was prepared by the planning commission staff and the site was approved by the local planning commission.  Due to general aesthetic issues with the specific site in question, however, our original application was not successful at the city council level.  Management believes that, due to their locations, neither of our currently leased sites will present the same issues.

Our planned expenses for the current fiscal year will total approximately $30,000 and will consist of legal, consulting, and technical expenses related to obtaining local regulatory approval for the erection of our first billboard in Las Vegas, Nevada, as well as accounting and legal expenses related to our becoming a publicly reporting company.

We believe that our current cash on hand will enable us to fund our planned expenses for the reminder of our current fiscal year.  Although the erection of our first billboard is currently planned for the early part of our fiscal year beginning December 1, 2011, we currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Local Approval Process

Our ability to undertake construction of billboards on our leased sites will depend upon securing regulatory approval from the necessary local government agencies.   The approval process will consists of the following steps:

1)	Preparation of a site plan and other technical information and drafting of an application packet
2)	A pre-application meeting with planning department staff to resolve any technical or other issues with the site plan and application packet.

3)	A report and opinion will be produced by the planning department staff.
4)	The application will be considered by the local planning commission. Consultants will be engaged to meet with planning commission staff and/or to help in presenting the application at the planning commission hearing.

5)	The application will be considered by the city council or county commission, as applicable. Consultants will be engaged to meet with planning commission staff and/or to help in presenting the application at the planning commission hearing.

The estimated cost for steps 1 and 2, above, is approximately $5,000.  The cost for the remaining steps is estimated to be approximately $15,000.  We have not yet begun this process for our currently planned billboard sites, but intend to begin site plan preparation for the I-15 location within the immediate future.

Our initial attempt to secure regulatory approval for a billboard site, undertaken in 2008-09, was not successful.  Our original application was unsuccessful primarily due to aesthetic issues with the specific site in question.  Management believes that, due to their locations, neither of our currently leased sites will present the same issues.

As detailed above, we have budgeted approximately $20,000, including legal and consulting and site plan preparation, during the current fiscal year for expenses related to the approval process for one of our leased sites.  We have selected our leased sites based in part upon their likely suitability for an approved billboard location.  There can be no firm assurance, however, that the required regulatory approvals will be obtained.

Over the coming months, we intend to continue to pursue conditional leases on several additional sites located in the Las Vegas, Nevada area.  A “conditional lease” for a billboard site is a lease which is conditional upon obtaining regulatory approval for the erection of a billboard on the site, and under which periodic rent obligations do not commence until the construction of a billboard on the site. These sites will be selected based upon their cost, location quality, and likely ability to obtain government approval for erection of billboard signage.

Billboard Manufacturing and Erection

Following local regulatory approval of our first billboard site, we will negotiate for the construction of a standard billboard on the site with construction firms specializing in billboard construction.  Management currently estimates that the cost of single standard billboard to be approximately $90,000.  The actual project price, payment terms, construction time, and other matters will, however, be the subject of future negotiations. Construction of our first billboard is tentatively planned for the first part of our fiscal year beginning December 1, 2011.

Results of operations for the three and six months ended May 31, 2011 and 2010, and for the period from July 15, 2008 (date of inception) through May 31, 2011.

We generated no revenue and incurred expenses and net losses in the amount of $86,394 for the period from inception on July 15, 2008 through May 31, 2011.  Our expenses consisted of professional fees, consulting fees, general and administrative expenses, and interest.   During the three months ended May 31, 2011, we incurred expenses and a net loss of $26,851, compared to expenses and a net loss of $79 incurred during the three months ended May 31, 2010.  During the six months ended May 31, 2011, we incurred expenses and a net loss of $28,697, compared to expenses and a net loss of $129 incurred during the six months ended May 31, 2010.

Liquidity and Capital Resources

As of May 31, 2011, we had total current assets of $40,067 consisting entirely of cash. We had current liabilities of $66,461 as of May 31, 2011, consisting of accrued expenses of $36,461 and a note owing to our director in the amount of $30,000.  Accordingly, we had a working capital deficit of $26,394 as of May 31, 2011.

As outlined above, we expect to spend a total of approximately $30,000 toward the implementation of our business plan over the course of the current fiscal year, including legal, consulting, and technical expenses related to obtaining local regulatory approval for the erection of our first billboard in Las Vegas, Nevada, as well as accounting and legal expenses related to our becoming a publicly reporting company.  On January 13, 2011, we received additional capital in the form of a $30,000 cash loan advanced to us by our sole officer and director, David Ben Bassat. We believe that our current cash on hand will enable us to fund our planned expenses for our fiscal year beginning December 1, 2010.

We will require additional capital in the approximate amount of $90,000 in order to construct and erect our first billboard if and when local regulatory approval is obtained.  If we are unable to obtain the required financing, or are able to only obtain a portion of the required financing, we will be unable to proceed and our business may fail.

 A breakdown and timeline for the construction costs is as follows:

Time	Costs
Approx. 14 days after final site approval	$10,000 deposit to contractor $10,000 deposit to steel company
Upon issuance of building permit to contractor (approx. 4-6 weeks later)	Steel is shipped to site and construction is begun
Upon final inspection of completed structure (approx. 2 months later)	Final balances totaling approx. $70,000 are due to steel company and contractor

Although the erection of our first billboard is currently planned for the early part of our fiscal year beginning December 1, 2011, we currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We do not have any formal commitments or arrangements for the sales of stock or the advancement of additional loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet established a source of revenues. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, David Ben Bassat. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2011.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
8

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern States Sign Co.

Date:	July 15, 2011

/s/ David Ben Bassat
By:	David Ben Bassat
Title:	President, CEO and CFO

