Form 10-Q
period 2011-08-31
SOUTHERN STATES SIGN Co
filed 2011-10-17
CIK 1510130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

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

(702) 496-5888
(Registrant’s telephone number)

_______________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,000,000 as of October 13, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of August 31, 2011 and November 30, 2010 (unaudited);
F-2	Statements of Operations for the three and nine months ended August 31, 2011 and 2010 and period from July 15, 2008 (Inception) to August 31, 2011 (unaudited);
F-3	Statements of Cash Flows for the nine months ended August 31, 2011 and 2010 and period from July 15, 2008 (Inception) to August 31, 2011 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

As of August 31, 2011 and November 30, 2010

	August 31,	November 30,
	2011	2010
ASSETS
Current assets
Cash	$39,075	$18,120
Total current assets	39,075	18,120

Total assets	$39,075	$18,120

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accrued expenses	$38,487	$15,817
Advances from director	30,000	—
	68,487	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid in capital	42,000	42,000
Deficit accumulated during the Development stage	(89,412)	(57,697)
Total stockholders’ equity (deficit)	(29,412)	2,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$39,075	$18,120

See accompanying notes to financial statements.

F-1

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

For the three months and nine months ended August 31, 2011 and 2010

For the period from July 15, 2008 (Date of Inception) through August 31, 2011

	Three months ended August 31, 2011	Three months ended August 31, 2010	Nine months ended August 31, 2011	Nine months ended August 31, 2010	Inception (July 15, 2008) through August 31, 2011
General and administrative expenses:
Professional fees	$1,500	$—	29,326	—	50,143
Consulting fees	—	—	—	—	35,211
Interest	525	—	1,343	—	1,343
Other	993	78	1,046	207	2,715
Total general and administrative expenses	3,018	78	31,715	207	89,412

Net loss and comprehensive loss	$(3,018)	$(78)	$(31,715)	$(207)	$(89,412)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	18,000,000	16,700,000	18,000,000	16,700,000

See accompanying notes to financial statements.

F-2

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (unaudited)

For the nine months ended August 31, 2011 and 2010

July 15, 2008 (Date of Inception) through August 31, 2011

	Nine months ended August 31, 2011	Nine months ended August 31, 2010	Inception through August 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(31,715)	$(207)	$(89,412)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	22,670	—	38,487

CASH FLOWS USED IN OPERATING ACTIVITIES	(9,045)	(207)	(50,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	7,000	60,000
Advances from director	30,000	—	30,000

CASH FLOWS USED IN FINANCING ACTIVITIES	30,000	7,000	90,000

NET INCREASE (DECREASE) IN CASH	20,955	6,793	39,075
Cash, beginning of period	18,120	5,583	—
Cash, end of period	$39,075	$12,376	$39,075

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

F-3

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

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

The results of operations for the nine months ended August 31, 2011 are not indicative of the results that may be expected for the full year.

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

August 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Tax

Southern follows SFAS 109, “Accounting for Income Taxes” (ASC 740-10-05). Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements

Southern does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Southern has limited working capital and has a deficit accumulated during the Development stage of $89,412 as of August 31, 2011. Southern's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Southern has no current source of revenue. Without realization of additional capital, it would be unlikely for Southern to continue as a going concern. Southern's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

	August 31,	August 31,
	2011	2010
Federal income tax benefit attributable to:
Current operations	$9,757	$70
Less: valuation allowance	(9,757)	(70)
Net provision for Federal income taxes	$—	$—

F-5

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

August 31, 2011

Deferred tax asset attributable to:
Net operating loss carryover	$30,400
Less: valuation allowance	(30,400)
Net deferred tax asset	$—

At August 31, 2011, Southern had an unused net operating loss carryover approximating $89,400 that is available to offset future taxable income; it expires beginning in 2028.

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

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of August 31, 2011.

As of August 31, 2011, the company had no warrants or options outstanding.

F-6

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

NOTE 6 – ADVANCES FROM DIRECTOR

The advances from a director bear interest at 7% per annum and are due January 18, 2013. Interest of $ 1,343 has been accrued in these financial statements. The full amount of the principal of the advance was paid off in September 2011.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has analyzed its operations through the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose.

F-7

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

We believe that our current cash on hand will enable us to fund our planned expenses for the remainder of our current fiscal year.  Although the erection of our first billboard is currently planned for the early part of our fiscal year beginning December 1, 2011, we currently do not have any arrangements for financing and we may not be able to obtain financing when required.

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

Results of operations for the three and nine months ended August 31, 2011 and 2010, and for the period from July 15, 2008 (date of inception) through August 31, 2011.

We generated no revenue and incurred expenses and net losses in the amount of $89,412 for the period from inception on July 15, 2008 through August 31, 2011.  Our expenses consisted of professional fees, consulting fees, general and administrative expenses, and interest.   During the three months ended August 31, 2011, we incurred expenses and a net loss of $3,018, compared to expenses and a net loss of $78 incurred during the three months ended August 31, 2010.  During the nine months ended August 31, 2011, we incurred expenses and a net loss of $31,715, compared to expenses and a net loss of $207 incurred during the nine months ended August 31, 2010.

Liquidity and Capital Resources

As of August 31, 2011, we had total current assets of $39,075 consisting entirely of cash. We had current liabilities of $68,487 as of August 31, 2011, consisting of accrued expenses of $38,487 and a note owing to our director in the amount of $30,000.  Accordingly, we had a working capital deficit of $29,412 as of August 31, 2011.

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

Off Balance Sheet Arrangements

As of August 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, David Ben Bassat. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2011.

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

Item 1A: Risk Factors

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

Southern States Sign Co.

Date:	October 17, 2011

/s/ David Ben Bassat
By:	David Ben Bassat
Title:	President, CEO and CFO

