Form 10-K
period 2011-11-30
SOUTHERN STATES SIGN Co
filed 2012-03-14
CIK 1510130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

Commission File Number: 333-171842

Southern States Sign Company

(Exact name of registrant as specified in its charter)

Nevada	26-3014345
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

81 Anderson Avenue, Demarest, NJ 07627
(Address of principal executive offices)

(702) 496-5888
(Registrant’s telephone number)
32 Cutler Rd. Greenwich, CT 06831
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,037,246 shares as of March 12, 2012.

PART I

Item 1. Business

Company Overview

We were incorporated as Southern States Sign Company on July 15, 2008, in the State of Nevada for the purpose of finding suitable locations for billboard signs, signing leases with the property owners to build billboards on the property, contracting with a construction company to build billboards, and selling the billboard space to advertisers.

We are a development stage company and have not generated any sales to date. Since our inception, we have been attempting to raise money to secure regulatory approval from the necessary local government agencies and to fund the construction of a billboard on our leased sites, but have not been able to secure the funds necessary to do so. The lack of funds and the present economy have prevented that from happening. As we have been unable to raise the capital necessary to implement our business plan, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate. Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the next year. If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to implement our current business plan.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

Our executive offices are located at 81 Anderson Avenue, Demarest, NJ 07627. We lease our executive office in Demarest at a rate of $5,400 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require additional premises in the foreseeable future.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SOST.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2011
Quarter Ended	High $	Low $
November 30, 2011	0.00	0.00
August 31, 2011	0.00	0.00
May 31, 2011	0.00	0.00
February 28, 2011	0.00	0.00

Fiscal Year Ending November 30, 2010
Quarter Ended	High $	Low $
November 30, 2010	0.00	0.00
August 31, 2010	0.00	0.00
May 31, 2010	0.00	0.00
February 28, 2010	0.00	0.00

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 30, 2011, we had 18,000,000 shares of our common stock issued and outstanding, held by thirty-two (32) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2.  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period.

On January 23, 2012, we issued 37,246 shares of our common stock to a single investor, at a subscription price of $27 per common share, for gross proceeds of $1,008,342.

The above issuances were made pursuant to Regulation S of the 1933 Act. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. All purchasers were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. The selling stockholders named in this prospectus include all of the purchasers who purchased shares pursuant to this Regulation S offering.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Years Ended November 30, 2011 and 2010, and Period from July 15, 2008 (Date of Inception) until November 30, 2011

We generated no revenue for the period from July 15, 2008 (Date of Inception) until November 30, 2011.

Our operating expenses were $102,123 for the year ended November 30, 2011, compared with $9,850 for the year ended November 30, 2010, and $159,820 from July 15, 2008 (Date of Inception) to November 30, 2011. Our operating expenses for all periods were mostly attributable to professional and consulting fees associated with the legal and accounting expenses in connection with our reporting obligations. We experienced increased expenses in 2011 as a result of negotiations with other business opportunities.

We recorded a net loss of $103,466 for the year ended November, 20, 2011, compared with $9,850 for the year ended November 30, 2010. We recorded a net loss of $161,163 from July 15, 2008 (Date of Inception) to November 30, 2011.

Liquidity and Capital Resources

As of November 30, 2011, we had total current assets of $9,074, consisting of cash. We had current liabilities as of November 30, 2011 of $110,237. Thus, we have a working capital deficit of $101,163 as of November 30, 2011.

Operating activities used $50,926 in cash for the period from July 15, 2008 (Date of Inception) until November 30, 2011. Our net loss of $161,163 offset by $108,894 in accrued professional fees and $1,343 in accrued interest was the basis of our negative operation cash flow. Financing activities during the period from July 15, 2008 (Date of Inception) until November 30, 2011 generated $60,000 in cash during the period, represented by $60,000 from the proceeds of sales of our common stock.

As of November 30, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of November 30, 2011, there were no off balance sheet arrangements.

Going Concern

We have not generated any revenues, have limited working capital, and have suffered a loss from operations since inception. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirements; however, there can be no assurance we will be successful in these efforts.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of November 30, 2011 and 2010;
F-3	Statements of Operations for the years ended November 30, 2011 and 2010 and for the period for July 15, 2008 (Inception) to November 30, 2011;
F-4	Statements of Cash Flows for the years ended November 30, 2011 and 2010 and for the period for July 15, 2008 (Inception) to November 30, 2011; and
F-5	Notes to Financial Statements.

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Southern States Sign Company

Demarest, New Jersey

We have audited the accompanying balance sheets of Southern States Sign Company (a development stage company) as of November 30, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the period from July 15, 2008 (date of inception) to November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern States Sign Company as of November 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the period from July 15, 2008 (date of inception) to November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not yet received revenue from sales of products or services, has limited working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 8, 2012

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF NOVEMBER 30, 2011 AND 2010

ASSETS	2011	2010
Current Assets
Cash and cash equivalents	$9,074	$18,120

TOTAL ASSETS	$9,074	$18,120

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued interest	$1,343	$-
Accrued professional fees	108,894	15,817
Total Liabilities	110,237	15,817

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock, $.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Additional paid in capital	42,000	42,000
Deficit accumulated during the development stage	(161,163)	(57,697)
Total Stockholders’ Equity (Deficit)	(101,163)	2,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,074	$18,120

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

FOR THE PERIOD FROM JULY 15, 2008 (INCEPTION) TO NOVEMBER 30, 2011

	Year Ended November 30, 2011	Year Ended November 30, 2010	Period from July 15, 2008 (Date of Inception) through November 30, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	100,222	9,386	121,039
Consulting	-	-	35,212
General and administrative expenses	1,901	464	3,569
TOTAL OPERATING EXPENSES	102,123	9,850	159,820

LOSS FROM OPERATIONS	(102,123)	(9,850)	(159,820)

OTHER INCOME (EXPENSE)
Interest expense	(1,343)	-	(1,343)

LOSS BEFORE PROVISION FOR INCOME TAXES	(103,466)	(9,850)	(161,163)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(103,466)	$(9,850)	$(161,163)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	18,000,000	17,390,959

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM JULY 15, 2008 (INCEPTION) TO NOVEMBER 30, 2011

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, July 15 , 2008 (Inception)	-	$-	$-	$-	$-

Shares issued to founder for cash at $.02 per share	15,000,000	15,000	15,000	-	30,000

Shares issued for cash at $.01 per share	1,400,000	1,400	12,600	-	14,000

Net loss for the period ended November 30, 2008	-	-	-	(33,323)	(33,323)

Balance, November 30, 2008	16,400,000	16,400	27,600	(33,323)	10,677

Shares issued for cash at $.01 per share	300,000	300	2,700	-	3,000

Net loss for the year ended November 30, 2009	-	-	-	(14,524)	(14,524)

Balance, November 30, 2009	16,700,000	16,700	30,300	(47,847)	(847)

Shares issued for cash at $.01 per share	1,300,000	1,300	11,700	-	13,000

Net loss for the year ended November 30, 2010	-	-	-	(9,850)	(9,850)

Balance, November 30, 2010	18,000,000	18,000	42,000	(57,697)	2,303

Net loss for the year ended November 30, 2011	-	-	-	(103,466)	(103,466)

Balance, November 30, 2011	18,000,000	$18,000	$42,000	$(161,163)	$(101,163)

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED NOVEMBER 30, 2011 AND 2010

FOR THE PERIOD FROM JULY 15, 2008 (INCEPTION) TO NOVEMBER 30, 2011

	Year Ended November 30, 2011	Year Ended November 30, 2010	Period from July 15, 2008 (Date of Inception) through November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(103,466)	$(9,850)	$(161,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	1,343	-	1,343
Accrued professional fees	93,077	9,386	108,894
Net Cash Used in Operating Activities	(9,046)	(464)	(50,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	13,000	60,000
Net Cash Provided by Financing Activities	-	13,000	60,000

Net Increase (decrease) in cash and cash equivalents	(9,046)	12,536	9,074

Cash and cash equivalents, beginning of the period	18,120	5,584	0

Cash and cash equivalents, end of the period	$9,074	$18,120	$9,074

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Southern States Sign Company (“Southern” or the “Company”) was incorporated in Nevada on July 15, 2008. Southern is a Development stage company and has not yet realized any revenues from its planned operations. Southern is currently in the business of locating suitable locations, selling advertising and installing billboard signs.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a November 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2011, the Company had $9,074 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments

Southern States’ financial instruments consist of cash and accrued expenses. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2011, there have been no interest or penalties incurred on income taxes.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2011.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

Recent Accounting Pronouncements

Southern States Sign Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 2 – ADVANCES FROM DIRECTOR

The advances from a director bear interest at 7% per annum and are due January 18, 2013. Interest of $1,343 has been accrued in these financial statements. The full amount of the principal of the advance was paid off in September 2011.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of November 30, 2011 and 2010.

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

The Company had 18,000,000 shares of common stock issued and outstanding as of November 30, 2011 and 2010.

As of November 30, 2011, the company had no warrants or options outstanding.

NOTE 4 – INCOME TAXES

For the periods ended November 30, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $161,163 at November 30, 2011, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following at November 30:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$35,178	$3,349
Less: valuation allowance	(35,178)	(3,349)
Net provision for Federal income tax	$0	$0

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 4 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at November 30:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$54,795	$19,617
Valuation allowance	(54,795)	(19,617)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – LIQUIDITY AND GOING CONCERN

Southern States Sign Company has not generated any revenues, has limited working capital, and has suffered a loss from operations since inception. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Southern States Sign Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirements; however, there can be no assurance the Company will be successful in these efforts.

NOTE 7 – SUBSEQUENT EVENTS

On December 14, 2011, the Company’ board of directors appointed Mr. Antonio Conte to the board of directors and to serve as President and Chief Executive Officer. On the same day, the board of directors appointed Mr. Riccardo Curcio Valentini to the board of directors and to serve as Co-Chief Executive Officer, General Manager and acting Chief Financial Officer. Following these appointments, the board of directors accepted the resignation of Mr. David Ben Bassat as former sole officer and director. There was no known disagreement with Mr. Bassat regarding the Company’s operations, policies, or practices.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

On January 23, 2012, the Company issued 37,246 shares of common stock to a single investor, at a subscription price of $27 per common share, for gross proceeds of $1,008,342. The Company relied upon an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D and/or Regulation S promulgated under the Securities Act.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending November 30, 2011.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of November 30, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

Management’s Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of November 30, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at November 30, 2011 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2012, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Antonio Conte	47	President, Chief Executive Officer and Director
Riccardo Curcio Valentini	39	Co-Chief Executive Officer, General Manager, Acting Chief Financial Officer and Director

Antonio Conte. Effective December 14, 2012, Antonio Conte was appointed as President, Chief Executive Officer and Director of our company. Mr. Conte is the founder, President and CEP of CR&P Holdings S.p.A., an Italian investment company specializing in real estate and renewable energy. Mr. Conte obtained a Doctors of Laws degree from the University Federico II of Naples, Italy.

Riccardo Valentini. Effective December 14, 2012, Riccardo Valentini was appointed as Co-Chief Executive Officer, General Manager, Acting Chief Financial Officer and Director. Mr. Valentini serves as Managing Partner of CRP Merchant Corporation and has primarily worked on the development of energy assets with particular focus on energy production and storage in the Dominican Republic, Italy, Mexico, Peru and Panama. He was previously employed by Credit Suisse Private Banking in Zurich and was a financial advisor in Milan, Italy. He headed the Sports and Entertainment desk in UBS Italy and before that the Italian desk at UBS New York. He was previously at Citibank Investment Consultant in New York and started his career as a stock broker in New York City.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Antonio Conte, at the address appearing on the first page of this annual report.

Code of Ethics

As of November 30, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended November 30, 2010 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Ben Bassat Former President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2010 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

We presently do not have employment agreements with our named executive officers and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers. Due to financial constraints typical of those faced by a development stage business, the company has not paid any cash and/or stock compensation to its named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Ben Bassat	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 12, 2012, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 81 Anderson Avenue, Demarest, NJ 07627.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 12, 2012 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Beneficial owner	Number of shares beneficially owned(1)	Post-Offering Maximum Amount(2)
Officers and Directors
Antonio Conte	0	0%
Riccardo Curcio Valentini	0	0%
Officers and Directors collectively	0	0%

5 Percent Shareholders
David Ben Bassat 7231 S. Eastern Ave., Suite B-127 Las Vegas, Nevada 89119	15,000,000	83.16%

 ___________________

* Less than 1%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity.

(2) A total of 18,037,246 shares of the Company’s common stock are considered to be outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. The foregoing percentages are based on the Company’s stock transfer report as of March 12, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since November 30, 2010 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On August 22, 2008, David Ben Bassat, contributed our initial equity capital by purchasing 15,000,000 shares of common stock in exchange for $30,000 at a price of $0.002 per share.

On January 18, 2011, David Ben Bassat lent us the sum of $30,000 under the terms of a Promissory Note. The Note is unsecured and bears interest at a rate of seven percent (7%) per year. The principal and accrued interest due under the note are payable on or before January 18, 2013. The Note may be prepaid in whole or in part at any time without penalty.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”). The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended November 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$9,500	$0	$2,250	$0
2010	$8,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Registration Statement on Form S-1 filed on January 25, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern States Sign Company

By:	/s/ Antonio Conte
Antonio Conte President, Chief Executive Officer, and Director
March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Antonio Conte
Antonio Conte President, Chief Executive Officer, and Director
March 14, 2012

By:	/s/ Riccardo Valentini
Riccardo Valentini Co-Chief Executive Officer, General Manager and Director
March 14, 2012

