Form 10-Q
period 2012-02-29
SOUTHERN STATES SIGN Co
filed 2012-04-23
CIK 1510130

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

☐	For the transition period from__to__.

Commission File Number 333-171842

Southern States Sign Company

(Exact name of small business issuer as specified in its charter)

Nevada	26-3014345
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

1450 Broadway, 39th Floor New York, NY 10018
(Address of principal executive offices and zip code)
(713)201-9863
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

At February 29, 2012, the issuer had 18,037,646 shares of common stock outstanding.

SOUTHERN STATES SIGN COMPANY

(A Development Stage Company)

FORM 10-Q

For the Quarter Ended February 29, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

F-2	Balance Sheets (unaudited) as of February 29, 2012 and November 30, 2011;
F-3	Statement of Operations (unaudited) for the three months ended February 29, 2012 and February 28, 2011 and for the period from July 15, 2008 (inception) to February 29, 2012;
F-4	Statement of Stockholders’ Equity (Deficit) (unaudited) From July 15, 2008 (inception) to February 29, 2012;
F-5	Statements of Cash Flows (unaudited) for the three months ended February 29, 2012 and February 28, 2011 and for the period From July 15, 2008 (inception) to February 29, 2012;
F-6	Notes to unaudited financial statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2012 are not necessarily indicative of the results that can be expected for the full fiscal year.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF FEBRUARY 29, 2012 AND NOVEMBER 30, 2011

ASSETS	February 29, 2012	November 30, 2011
Current Assets
Cash and cash equivalents	$942,552	$9,074

TOTAL ASSETS	$942,552	$9,074

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued interest	$1,343	$1,343
Accrued professional fees	91,594	108,894
Total Liabilities	92,937	110,237

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock, $.001 par value, 90,000,000 shares authorized, 18,037,646 shares issued and outstanding ( 2011-18,000,000 shares issued and outstanding)	18,037	18,000
Additional paid in capital	1,050,305	42,000
Deficit accumulated during the development stage	(218,727)	(161,163)
Total Stockholders’ Equity (Deficit)	849,615	(101,163)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$942,552	$9,074

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

FOR THE PERIOD FROM JULY 15, 2008 (INCEPTION) TO FEBRUARY 29, 2012

	Three months ended February 29, 2012	Three months ended February 28, 2011	Period from July 15, 2008 (Date of Inception) through February 29, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	9,000	1,500	130,039
Consulting	—	—	35,212
Salaries and wages	46,729	—	46,729
General and administrative expenses	1,835	53	5,404
TOTAL OPERATING EXPENSES	57,564	1,553	217,402

LOSS FROM OPERATIONS	(57,564)	(1,553)	(217,384)

OTHER INCOME (EXPENSE)
Interest expense	—	(293)	(1,343)

LOSS BEFORE PROVISION FOR INCOME TAXES	(57,564)	(1,846)	(218,727)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(57,564)	$(1,846)	$(218,727)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	18,012,448	18,000,000

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

PERIOD FROM JULY 15, 2008 (INCEPTION) TO FEBRUARY 29, 2012

	Common Stock	Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, July 15 , 2008 (Inception)	—	$—	$—	$—	$—

Shares issued to founder for cash at $.02 per share	15,000,000	15,000	15,000	—	30,000

Shares issued for cash at $.01 per share	1,400,000	1,400	12,600	—	14,000

Net loss for the period ended November 30, 2008	—	—	—	(33,323)	(33,323)

Balance, November 30, 2008	16,400,000	16,400	27,600	(33,323)	10,677

Shares issued for cash at $.01 per share	300,000	300	2,700	—	3,000

Net loss for the year ended November 30, 2009	—	—	—	(14,524)	(14,524)

Balance, November 30, 2009	16,700,000	16,700	30,300	(47,847)	(847)

Shares issued for cash at $.01 per share	1,300,000	1,300	11,700	—	13,000

Net loss for the year ended November 30, 2010	—	—	—	(9,850)	(9,850)

Balance, November 30, 2010	18,000,000	18,000	42,000	(57,697)	2,303

Net loss for the year ended November 30, 2011	—	—	—	(103,466)	(103,466)

Balance, February 29, 2011	18,000,000	18,000	42,000	(161,163)	(101,163)
Shares issued for cash at $ 27 per share	37,346	37	1,008,305	—	1,008,342
Net loss for the period February 29, 2012	—	—	—	(57,564)	(57,564)

Balance, February 29, 2012	18,037,346	$18,037	$1,050,305	$(218,727)	$849,615

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

FOR THE PERIOD FROM JULY 15, 2008 (INCEPTION) TO FEBRUARY 29, 2012

	Three months ended February 29, 2012	Three months ended February 28, 2011	Period from July 15, 2008 (Date of Inception) through February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(57,564)	$(1,846)	$(218,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	—	—	1,343
Accrued professional fees	(17,300)	(6,207)	91,594
Net Cash Used in Operating Activities	(74,864)	(8,053)	(125,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	—	30,000	—
Proceeds from sale of common stock	1,008,342		1,068,342
Net Cash Provided by Financing Activities	1,008,342	30,000	1,068,342

Net Increase (decrease) in cash and cash equivalents	933,478	21,947	942,552

Cash and cash equivalents, beginning of the period	9,074	18,120	0

Cash and cash equivalents, end of the period	$942,552	$40,067	$942,552

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared by Southern States Sign Company (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended November 30, 2011.

The results of operations for the three months ended February 29, 2012 are not indicative of the results that may be expected for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 29, 2012, the Company had $942,552 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments

Southern States’ financial instruments consist of cash and accrued expenses. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 29, 2012, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2012.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of February 29, 2012 and 2010.

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

In January 2012, the Company sold 37,346 shares of common stock at $27 per share for total proceeds of $ 1,008,342.

The Company had 18,037,346 shares of common stock issued and outstanding as of February 29, 2012.

As of February 29, 2012, the company had no warrants or options outstanding.

NOTE 3 – INCOME TAXES

For the periods ended February 29, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $218,727 at February 29, 2012, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following at February 29, 2012 and February 28, 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$19,572	$625
Less: valuation allowance	(19,572)	(625)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at February 29, 2012:

2012
Deferred tax asset attributable to:
Net operating loss carryover	$74,368
Valuation allowance	(74,368)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 – LIQUIDITY AND GOING CONCERN

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 29, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three months ended February 29, 2012 and should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Our planned expenses for the current fiscal year will total approximately $50,000 and will consist of legal, consulting, and technical expenses related to our maintaining publicly reporting company.

We believe that our current cash on hand will enable us to fund our planned expenses for the remainder of our current fiscal year.

Results of operations for the three and three months ended February 29, 2012, February 28, 2011 and for the period from July 15, 2008 (date of inception) through February 29, 2012.

We generated no revenue and incurred expenses and net losses in the amount of $218,727 for the period from inception on July 15, 2008 through February 29, 2012.  Our expenses consisted of professional fees, consulting fees, general and administrative expenses, and interest.   During the three months ended February 29, 2012, we incurred expenses and a net loss of $57,564, compared to expenses and a net loss of $1,846 incurred during the three months ended February 28, 2011.

Liquidity and Capital Resources

As of February 29, 2012, we had total current assets of $942,552 consisting entirely of cash. We had current liabilities of $92,937 as of February 29, 2012, consisting of accrued interest and profession fees. Accordingly, we had total stockholder equity of $942,552 as of February 29, 2012.

As outlined above, we expect to spend a total of approximately $50,000 toward the implementation of our business plan over the course of the current fiscal year, including legal, consulting, and technical expenses, related to our becoming a publicly reporting company.  On January 23, 2012, we received gross proceeds of $1,008,342 from the sale of common stock to a single investor at $27 per share and we issued 37,246 shares of common stock. WE relied upon an exemption from registration afforded by Section 4(2) of the Securities act of 1933, Rule 506 D and/or Regulation S promulgated under the Securities Act. We believe that our current cash on hand will enable us to fund our planned expenses for our current fiscal year which began December 1, 2011.

11

Off Balance Sheet Arrangements

As of February 29, 2012, there were no off balance sheet arrangements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This company qualifies as a smaller reporting company, as defined in 17 C.F.R. §229.10(f) (1) and is not required to provide information by this Item.

Item 4.	Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d 15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 29, 2012, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls also is based in part upon assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no known material pending legal proceedings to which this company is a party or of which our property is the subject.

Item 1A.	Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

During the three-month period ended February 29, 2012 we effected the following sales of unregistered shares that were also previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2012.

On January 23, 2012 we issued 37,246 shares of our common stock to a single investor, at a subscription price of $27 per common share, for gross proceeds of $1, 008,342. We relied upon an exemption from registration afforded by Section 4(2) of the Securitas Act of 1933, as amended (the “Securities Act”), Rule 506 of Regulation D and/or Regulation S promulgated under the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved]

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern States Sign Company.

April 23, 2012	By:	/s/ Antonio Conte
Antonio Conte
President, Chief Executive Officer and Director

April 23, 2012	By:	/s/ Riccardo Valentini
Riccardo Valentini
Co-Chief Executive Officer, General Manager, Acting Chief Financial Officer and Director

14