Form 10-Q
period 2012-05-31
SOUTHERN STATES SIGN Co
filed 2012-08-08
CIK 1510130

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

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

Yes ☒ No ☐

At August 2, 2012, the issuer had 18,037,346 shares of common stock outstanding.

SOUTHERN STATES SIGN COMPANY

(A Development Stage Company)

FORM 10-Q

For the Quarter Ended May 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

F-2	Balance Sheets (unaudited) as of May 31, 2012 and November 30, 2011;

F-3	Statements of Operations (unaudited) for the three months and six months ended May 31, 2012 and May 31, 2011 and for the period from July 15, 2008 (inception) to May 31, 2012;

F-4	Statement of Stockholders’ Equity (Deficit) (unaudited) From July 15, 2008 (inception) to May 31, 2012;

F-5	Statements of Cash Flows (unaudited) for the six months ended May 31, 2012 and May 31, 2011 and for the period From July 15, 2008 (inception) to May 31, 2012;

F-6	Notes to unaudited financial statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full fiscal year.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MAY 31, 2012 AND NOVEMBER 30, 2011

ASSETS	May 31, 2012	November 30, 2011
Current Assets
Cash and cash equivalents	$516,540	$9,074
Prepaid expenses	238,000	-

TOTAL ASSETS	$754,540	$9,074

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued interest	$1,343	$1,343
Accrued professional fees	88,094	108,894
Total Liabilities	89,437	110,237

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock, $.001 par value, 90,000,000 shares authorized, 18,037,346 shares issued and outstanding (2011-18,000,000 shares issued and outstanding)	18,037	18,000
Additional paid in capital	1,050,305	42,000
Deficit accumulated during the development stage	(403,239)	(161,163)
Total Stockholders’ Equity (Deficit)	665,103	(101,163)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$754,540	$9,074

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED MAY 31, 2012 AND MAY 31, 2011

FOR THE PERIOD FROM JULY 15, 2008 (INCEPTION) TO MAY 31, 2012

	Three months ended May 31, 2012	Three months ended May 31, 2011	Six months ended May 31, 2012	Six months ended May 31, 2011	Period from July 15, 2008 (Date of Inception) through May 31, 2012

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	19,000	26,326	28,000	27,826	149,039
Consulting	95,406	-	95,406	-	130,618
Salaries and wages	25,778	-	72,507	-	72,507
General and administrative expenses	44,358	-	46,193	53	49,762
TOTAL OPERATING EXPENSES	184,542	26,326	242,106	27,879	401,926

LOSS FROM OPERATIONS	(184,542)	(26,326)	(242,106)	(27,879)	(401,926)

OTHER INCOME (EXPENSE)
Interest income (expense)	30	(525)	30	(818)	(1,313)

LOSS BEFORE PROVISION FOR INCOME TAXES	(184,512)	(26,851)	(242,076)	(28,697)	(403,239)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(184,512)	$(26,851)	$(242,076)	$(28,697)	$(403,239)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	18,037,646	18,000,000	18,025,047	18,000,000

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

PERIOD FROM JULY 15, 2008 (INCEPTION) TO MAY 31, 2012

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, July 15 , 2008 (Inception)	-	$-	$-	$-	$-

Shares issued to founder for cash at $.02 per share	15,000,000	15,000	15,000	-	30,000

Shares issued for cash at $.01 per share	1,400,000	1,400	12,600	-	14,000

Net loss for the period ended November 30, 2008	-	-	-	(33,323)	(33,323)

Balance, November 30, 2008	16,400,000	16,400	27,600	(33,323)	10,677

Shares issued for cash at $.01 per share	300,000	300	2,700	-	3,000

Net loss for the year ended November 30, 2009	-	-	-	(14,524)	(14,524)

Balance, November 30, 2009	16,700,000	16,700	30,300	(47,847)	(847)

Shares issued for cash at $.01 per share	1,300,000	1,300	11,700	-	13,000

Net loss for the year ended November 30, 2010	-	-	-	(9,850)	(9,850)

Balance, November 30, 2010	18,000,000	18,000	42,000	(57,697)	2,303

Net loss for the year ended November 30, 2011	-	-	-	(103,466)	(103,466)

Balance, February 29, 2011	18,000,000	18,000	42,000	(161,163)	(101,163)
Shares issued for cash at $ 27 per share	37,346	37	1,008,305	-	1,008,342
Net loss for the period May 31, 2012	-	-	-	(242,076)	(242,076)

Balance, May 31, 2012	18,037,346	$18,037	$1,050,305	$(403,239)	$665,103

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED MAY 31, 2012 AND MAY 31, 2011

FOR THE PERIOD FROM JULY 15, 2008 (INCEPTION) TO MAY 31, 2012

	Six months ended May 31, 2012	Six months ended May 31, 2011	Period from July 15, 2008 (Date of Inception) through May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(242,076)	$(28,697)	$(403,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	-	-	1,343
Accrued professional fees	(20,800)	20,644	88,094
Prepaid expenses	(238,000)	-	(238,000)
Net Cash Used in Operating Activities	(500,876)	(8,053)	(551,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	-	30,000	-
Proceeds from sale of common stock	1,008,342		1,068,342
Net Cash Provided by Financing Activities	1,008,342	30,000	1,068,342

Net Increase (decrease) in cash and cash equivalents	507,466	21,947	516,540

Cash and cash equivalents, beginning of the period	9,074	18,120	0

Cash and cash equivalents, end of the period	$516,540	$40,067	$516,540

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012

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

The results of operations for the six months ended May 31, 2012 are not indicative of the results that may be expected for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2012, the Company had $516,540 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments

Southern States’ financial instruments consist of cash and accrued expenses. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2012, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2012.

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

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012

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

NOTE 2 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of May 31, 2012 and November 30, 2011.

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

The Company had 18,037,346 shares of common stock issued and outstanding as of May 31, 2012.

As of May 31, 2012, the company had no warrants or options outstanding.

 SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 3 – INCOME TAXES

For the periods ended May 31, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $403,239 at May 31, 2012, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following at May 31, 2012 and May 31, 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$62,735	$9,757
Less: valuation allowance	(62,735)	(9,757)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at May 31, 2012:

2012
Deferred tax asset attributable to:
Net operating loss carryover	$137,100
Valuation allowance	(137,100)
Net deferred tax asset	$0

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three months ended May 31, 2012 and should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Our planned expenses for the current fiscal year will total approximately $200,000 and will consist of legal, consulting, and technical expenses related to our maintaining publicly reporting company.

We believe that our current cash on hand will enable us to fund our planned expenses for the remainder of our current fiscal year.

Results of operations for the three months and six months ended May 31, 2012, May 31, 2011 and for the period from July 15, 2008 (date of inception) through May 31, 2012.

We generated no revenue and incurred expenses and net losses in the amount of $403,239 for the period from inception on July 15, 2008 through May 31, 2012.  Our expenses consisted of professional fees, consulting fees, general and administrative expenses, and interest.   During the three and six months ended May 31, 2012, we incurred expenses and a net loss of $184,512 and $242,076, respectively, compared to expenses and a net loss of $26,851 and $28,697 incurred during the three and six months ended May 31, 2011.

Liquidity and Capital Resources

As of May 31, 2012, we had total current assets of $754,540 consisting entirely of cash. We had current liabilities of $89,437 as of May 31, 2012, consisting of accrued interest and profession fees. Accordingly, we had working capital of $665,103 as of May 31, 2012.

As outlined above, we expect to spend a total of approximately $200,000 toward the implementation of our business plan over the course of the current fiscal year, including legal, consulting, and technical expenses, related to our becoming a publicly reporting company. We believe that our current cash on hand will enable us to fund our planned expenses for our current fiscal year which began December 1, 2011.

10

Off Balance Sheet Arrangements

As of May 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have incurred losses since inception, and have not yet established a source of revenues. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management which includes our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2012, the end of the period covered by this report.

The Company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarter ended May 31, 2012.

We have identified material weaknesses in our internal controls over financial reporting. More specifically, during the quarter ended May 31, 2012 the Company did not maintain an adequate system of processes and internal controls sufficient to support our financial reporting requirements and produce timely and accurate U.S. GAAP financial statements consistent with being a public company.

In order to further enhance our internal controls, management has employed a new principal financial officer to identify and implement corrective actions to improve our disclosure controls and procedures and our internal controls. Specifically, the Company is currently evaluating the controls currently in place and whether to add additional controls and expertise as necessary to correct the problems identified. We believe these actions will remediate the material weakness described above. However, the material weakness will not be considered remedied until the applicable remedial controls are implemented, if necessary, and operate for a sufficient period of time and management has concluded that these controls are operating effectively. Our management plans to continue to work with our principal financial officer to continue to identify and implement corrective actions, where required, to further improve our disclosure controls and procedures and internal controls.

Even though management’s assessment that our internal controls over financial reporting are not effective and there are certain material weaknesses as indicated above, management believes that our financial statements contained in our Quarterly Report on Form 10-Q for the three months ended May 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no known material pending legal proceedings to which this company is a party or of which our property is the subject.

Item 1A.	Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	Financial Statements from the quarterly report on Form 10-Q of the Company for the quarter ended May 31, 2012, filed on August 6, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. (†)

(†) Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that Section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

12

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern States Sign Company.

August 8, 2012	By:	/s/Antonio Conte
Antonio Conte
Chief Executive Officer

August 8, 2012	By:	/s/Filippo Fucile
Filippo Fucile
Principal Financial Officer

13