Form 10-Q
period 2012-08-31
SOUTHERN STATES SIGN Co
filed 2012-10-12
CIK 1510130

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2012

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

Yes ☒ No ☐

 At August 31, 2012, the issuer had 18,037,346 shares of common stock outstanding.

SOUTHERN STATES SIGN COMPANY

(A Development Stage Company)

FORM 10-Q

For the Quarter Ended August 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

F-2	Balance Sheets (unaudited) as of August 31, 2012 and November 30, 2011;

F-3	Statements of Operations (unaudited) for the three months and nine months ended August 31, 2012 and August 31, 2011 and for the period from July 15, 2008 (inception) to August 31, 2012;

F-4	Statement of Stockholders’ Equity (Deficit) (unaudited) From July 15, 2008 (inception) to August 31, 2012;

F-5	Statements of Cash Flows (unaudited) for the nine months ended August 31, 2012 and August 31, 2011 and for the period From July 15, 2008 (inception) to August 31, 2012;

F-6	Notes to unaudited financial statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2012 are not necessarily indicative of the results that can be expected for the full fiscal year.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF AUGUST 31, 2012 AND NOVEMBER 30, 2011

ASSETS	August 31, 2012	November 30, 2011
Current Assets
Cash and cash equivalents	$394,908	$9,074
Prepaid expenses	238,000	-

TOTAL ASSETS	$632,908	$9,074

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued interest	$1,343	$1,343
Accrued professional fees	89,594	108,894
Total Liabilities	90,937	110,237

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock, $.001 par value, 90,000,000 shares authorized, 18,037,346 shares issued and outstanding (2011-18,000,000 shares issued and outstanding)	18,037	18,000
Additional paid in capital	1,050,305	42,000
Deficit accumulated during the development stage	(526,371)	(161,163)
Total Stockholders’ Equity (Deficit)	541,971	(101,163)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$632,908	$9,074

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

FOR THE PERIOD FROM JULY 15, 2008 (INCEPTION) TO AUGUST 31, 2012

	Three months ended August 31, 2012	Three months ended August 31, 2011	Nine months ended August 31, 2012	Nine months ended August 31, 2011	Period from July 15, 2008 (Date of Inception) through August 31, 2012

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	3,525	1,500	31,525	29,326	152,564
Consulting	94,112	-	189,518	-	224,730
Salaries and wages	4,247	-	76,754	-	76,754
General and administrative expenses	21,248	993	67,441	1,046	71,010
TOTAL OPERATING EXPENSES	123,132	2,493	365,238	30,372	525,058

LOSS FROM OPERATIONS	(123,132)	(2,493)	(365,238)	(30,372)	(525,058)

OTHER INCOME (EXPENSE)
Interest income (expense)	-	(525)	30	(1,343)	(1,313)

LOSS BEFORE PROVISION FOR INCOME TAXES	(123,132)	(3,018)	(365,208)	(31,715)	(526,371)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(123,132)	$(3,018)	$(365,208)	$(31,715)	$(526,371)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	18,037,646	18,000,000	18,029,047	18,000,000

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

PERIOD FROM JULY 15, 2008 (INCEPTION) TO AUGUST 31, 2012

	Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, July 15 , 2008 (Inception)	-	$-	$-	$-	$-

Shares issued to founder for cash at $.02 per share	15,000,000	15,000	15,000	-	30,000

Shares issued for cash at $.01 per share	1,400,000	1,400	12,600	-	14,000

Net loss for the period ended November 30, 2008	-	-	-	(33,323)	(33,323)

Balance, November 30, 2008	16,400,000	16,400	27,600	(33,323)	10,677

Shares issued for cash at $.01 per share	300,000	300	2,700	-	3,000

Net loss for the year ended November 30, 2009	-	-	-	(14,524)	(14,524)

Balance, November 30, 2009	16,700,000	16,700	30,300	(47,847)	(847)

Shares issued for cash at $.01 per share	1,300,000	1,300	11,700	-	13,000

Net loss for the year ended November 30, 2010	-	-	-	(9,850)	(9,850)

Balance, November 30, 2010	18,000,000	18,000	42,000	(57,697)	2,303

Net loss for the year ended November 30, 2011	-	-	-	(103,466)	(103,466)

Balance, February 29, 2011	18,000,000	18,000	42,000	(161,163)	(101,163)
Shares issued for cash at $ 27 per share	37,346	37	1,008,305	-	1,008,342
Net loss for the period August 31, 2012	-	-	-	(365,208)	(365,208)

Balance, August 31, 2012	18,037,346	$18,037	$1,050,305	$(526,371)	$541,971

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

FOR THE PERIOD FROM JULY 15, 2008 (INCEPTION) TO AUGUST 31, 2012

	Nine months ended August 31, 2012	Nine months ended August 31, 2011	Period from July 15, 2008 (Date of Inception) through August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(365,208)	$(31,715)	$(526,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	-	-	1,343
Accrued professional fees	(19,300)	22,670	89,594
Prepaid expenses	(238,000)	-	(238,000)
Net Cash Used in Operating Activities	(622,508)	(9,045)	(673,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from director	-	30,000	-
Proceeds from sale of common stock	1,008,342	-	1,068,342
Net Cash Provided by Financing Activities	1,008,342	30,000	1,068,342

Net Increase (decrease) in cash and cash equivalents	385,834	20,955	394,908

Cash and cash equivalents, beginning of the period	9,074	18,120	0

Cash and cash equivalents, end of the period	$394,908	$39,075	$394,908

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

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

The results of operations for the nine months ended August 31, 2012 are not indicative of the results that may be expected for the full year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2012, the Company had $394,908 of unrestricted cash to be used for future business operations.

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

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2012, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2012.

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

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Southern States Sign Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 2 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 10,000,000 shares of $0.001 par value preferred stock authorized. There are no preferred shares issued and outstanding as of August 31, 2012 and November 30, 2011.

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

The Company had 18,037,346 shares of common stock issued and outstanding as of August 31, 2012.

As of August 31, 2012, the company had no warrants or options outstanding.

The accompanying notes are an integral part of these financial statements.

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 3 – INCOME TAXES

For the periods ended August 31, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $526,371 at August 31, 2012, and will begin to expire in the year 2028.

The provision for Federal income tax consists of the following at August 31, 2012 and August 31, 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$124,710	$9,757
Less: valuation allowance	(124,710)	(9,757)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at August 31, 2012:

2012
Deferred tax asset attributable to:
Net operating loss carryover	$178,966
Valuation allowance	(178,966)
Net deferred tax asset	$0

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

SOUTHERN STATES SIGN COMPANY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those events described above.

The accompanying notes are an integral part of these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the three months ended August 31, 2012 and should be read in conjunction with the notes to those financial statements that are included in Item 1 of Part 1 of this Quarterly Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. The identification in this Quarterly Report of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

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

Results of operations for the three months and nine months ended August 31, 2012, August 31, 2011 and for the period from July 15, 2008 (date of inception) through August 31, 2012.

We generated no revenue and incurred expenses and net losses in the amount of $526,371 for the period from inception on July 15, 2008 through August 31, 2012.  Our expenses consisted of professional fees, consulting fees, general and administrative expenses, and interest.   During the three and nine months ended August 31, 2012, we incurred expenses and a net loss of $123,132 and $365,208, respectively, compared to expenses and a net loss of $3,018 and $31,715 incurred during the three and nine months ended August 31, 2011.

Liquidity and Capital Resources

As of August 31, 2012, we had total current assets of $632,908 consisting of cash and prepaid expenses. We had current liabilities of $90,937 as of August 31, 2012, consisting of accrued interest and professional fees. Accordingly, we had working capital of $541,971 as of August 31, 2012.

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

11

Off Balance Sheet Arrangements

As of August 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have incurred losses since inception and have not yet established a source of revenues. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to SEC Rule 15d 15(b) of the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2012, (i) our disclosure controls and procedures were effective to ensure that information that is required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported or submitted within the time period specified in the rules and forms of the SEC and (ii) our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no known material pending legal proceedings to which this company is a party or of which our property is the subject.

Item 1A.	Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item5.	Other Information.

Effective August 2, 2012, Riccardo Curcio Valentini resigned as director and Chief Financial Officer of the Company.

Effective August 2, 2012, the sole director of the Company appointed Filippo Fucile as the Principal Financial Officer. Mr. Fucile, 47, graduated with a degree in Economics from LUISS University of Rome. Mr. Fucile also holds a Master of Science in Economics I from the London School of Economics and is a C.P.A. Since 2004, he has been running his own financial consulting company. Earlier in his career, from 1997 to 2003, he worked as CFO in a public company listed on the Milan Stock Exchange operating in the retail food business. Prior to that, Mr. Fucile served as an officer at the Bank of Italy, the Italian Central Bank from 1990 to 1997, and gained relevant experience in the banking sector from 1988 to 1990.

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

Southern States Sign Company.

October 12, 2012	By:	/s/ Antonio Conte
Antonio Conte
Chief Executive Officer

October 12, 2012	By:	/s/ Filippo Fucile
Filippo Fucile
Principal Financial Officer

14