Form 10-K
period 2012-12-31
SOUTHERN STATES SIGN Co
filed 2013-04-16
CIK 1510130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT For the transition period from _________ to ________

 Commission file number: 333-171842

Southern States Sign Company
(Exact name of registrant as specified in its charter)

Nevada	26-3014345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Viale Bruno Buozzi 83, Rome Italy
(Address of principal executive offices)

39.06.80692582
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant as of June 30, 2012 was $0 based on the closing bid quotation of $0.00 per share on the National Association of Securities Dealers Inc. OTC Bulletin Board on that date.

As of April 9, 2013, there were 40,151,261 shares of the registrant’s common stock outstanding.

PART I

Item 1. Business

Company Overview

Southern States Sign Company (hereinafter referred to as the “Company,” “we,” “our,” or “us,”) was incorporated on July 15, 2008, in the State of Nevada. We are a Company involved in the hospitality business. We own and develop hotels and spas in Italy. We operate our hotels indirectly, by means of contractual agreements with hotel management companies, so we can be classified as hospitality property investment specialists.

On November 1, 2012, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Conte Rosso & Partners S.r.l., a limited liability company organized under the laws of Italy (“CR&P”) and the holders of all of the outstanding capital stock of CR&P (each a “CR&P Shareholder” and collectively, the “CR&P Shareholders”). Pursuant to the Share Exchange, the CR&P Shareholders transferred all of the issued and outstanding capital stock of CR&P to us in exchange for 21,250,000 newly issued shares of our common stock (the “Share Exchange”), resulting in CR&P becoming a wholly owned subsidiary of the Company.

In October 2011, David Ben Bassat (“Bassat”), the principal stockholder of the Company and beneficial owner of approximately 83.4% of the outstanding shares of the Company, commenced negotiations with the CR&P Shareholders for the sale of substantially all of his shares in the Company. The sale was consummated on November 19, 2012, with the CR&P Shareholders paying Bassat $75,000 for 11,851,852 shares of the Company’s common stock (the “Bassat Stock Sale”). In connection with the Bassat Stock Sale, Bassat agreed to cancel his remaining 3,150,000 shares of the Company’s common stock. As part of the negotiations, Bassat and the CR&P Shareholders agreed to have the Company issue 21,250,000 shares of the Company’s common stock as consideration for CR&P’s assets and hotel business. The negotiations continued through the execution of the Exchange Agreement so that CR&P could complete its financial statements and establish the value of CR&P in order for the Company and CR&P to determine the number of shares of the Company’s common stock to be issued in consideration of CR&P’s assets.

We particularly focus on the ownership and development of boutique hotels, spas and resorts. We choose the investment opportunities on the basis of analysis and forecasts in respect of:

•	Location;
•	Profitability;
•	track record;
•	competitors;
•	development potential; and
•	acquisition cost vis a vis foreseeable profitability.

We expect our investment in boutique hotels, spas and resorts to create:

•	capital growth over the medium term;
•	income immediately;
•	location diversification; and
•	synergies and scale economies.

We operate our hotels - with the exception of Ripa Hotel and Resort Srl (“Ripa”) which is currently managed by the previous owner through a company named Ku-Hotels and the Splendid Hotel currently managed by Alain Messeguè - by means of contractual agreements with a major Italian hotel manager company called JSH Srl or JSH. Such persons with whom contractual arrangements provide for their management of our hotels are referred to herein as “Hotel Managers.”

JSH was founded in 2010 by four professionals in the hotel management sector, with collectively more than 80 years of experience in the business, and as of today it manages 1,250 rooms in 14 major hotels in Italy. JSH is involved in the management business only and does not invest in hotel properties.

The contractual agreements in place with our Hotel Managers provide for an annual rent composed of a guaranteed minimum rent plus a variable amount linked to the gross operating profit of our hotels. The contractual agreements with our Hotel Managers are described in this Item under “Properties.” Therefore, our revenues are derived only from the rents we receive from the Hotel Managers of our hotels. These rents are made of a guaranteed minimum rent, plus a variable amount related to the profitability of the hotel.

We intend to enter into the same kind of contractual agreements with JSH in relation to the future acquisitions of hotels in Italy and abroad.

We currently own 6 hotels and resorts in Padova, Italy, Rome, Italy and Ostuni Brindisi, Italy. Collectively, these properties feature approximately 520 hotel rooms and suites as well as restaurants, conference rooms, spas and golf courses. Our portfolio of hotel properties provides us with a diverse geographic footprint across Italy.

  Our senior management team has over 80 collective years of experience spanning multiple foreign jurisdictions. This team has established plans for growth focusing on the core principles of providing authentic Italian hospitality and expansion into foreign markets in which we do not have hotel properties.

We intend to develop our presence in Italy and abroad with a target to own 3,000 rooms within the next 3 to 5 years.

We are currently in advanced negotiations with respect to acquisitions in Rome, Bari and Florence in Italy, as well as in New York, and have started searches for investment opportunities in Milan, Florence, Paris and London. We are also planning to invest in high-growth potential countries such as Albania and some selected African countries.

In addition to the items discussed above, we plan to continue to refresh our hotel room product, pursue third-party development partners for additional hotel and restaurant concepts and renovate select facilities to improve our product offerings.

Our Mission

Our mission is to invest in upscale and luxury hotel properties in Italy and abroad where we can exploit at best our long term experience in providing authentic Italian hospitality. By “upscale and luxury” hotels, we mean hotels that can be characterized by luxury appointments such as high quality fittings and fixtures, high quality service provided by the hotel’s staff, and the highest standards of comfort. Luxury and upscale hotels offer originality in architecture and interior design, high-grade materials in construction and decor, and such special touches as fresh flowers and plants in the guest rooms. Luxury and upscale properties also maintain a high staff-to-guest ratio, gourmet dining, and 24-hour room service.

Through our Hotel Managers we focus on customer satisfaction and delivering superior guest experiences by providing Italian inspired leisure experiences that are designed to exceed customer expectations in a clean, safe, friendly and fun environment. Our mission is for each guest at our hotel properties to feel as if they are an honored visitor to an Italian palazzo.

We believe our long-term success will depend substantially upon increasing the quality, reach and scope of our operating portfolio, including new-build developments, acquisitions and, where appropriate, asset sales. Recently we have completely renovated the Majestic Hotel in Padua and the Ripa Hotel in Rome, and we are currently restoring Masseria Santo Scalone in Ostuni (Brindisi).

Our Competitive Strengths

We have significant competitive strengths that support our goal of building a successful group of managed hotels.

Top Rated Properties. We believe that our properties are well located and provide Italian hospitality that our guests seek. Our properties have consistently received four and five star ratings, awards and accolades for service and guest experience. Our property recognition and strength is key to our ability to drive preference for our hotels among our guests.

Italian Platform with Compelling Growth Potential. Our existing Italian presence is distributed among a populous urban center and vacation destinations in Italy. We believe that our existing hotels provide us with a strong platform from which to selectively pursue new growth opportunities in markets where we are under-represented. Our management team applies their experience, judgment and knowledge to identify potential expansion targets for us. The combination of our existing Italian presence, experienced management team, established third-party relationships and significant access to capital provides us with a strong foundation for future growth and long-term value creation.

High Quality Owned Hotels Located in Desirable Markets. As of December 31, 2012, we own and operate a high quality portfolio of five owned properties. Our owned full service hotels are located in key markets in Italy, including major business centers and leisure destinations with strong growth potential. One of our owned hotels operates under the name Radisson which provides high name recognition and a strong position in local markets.

Our Business Strategy

Our goal is to be a leading hospitality property owner. In order to achieve this goal, we:

(i)	select the most appealing hotel properties in the boutique hotels, spas and resorts segment;
(ii)	undertake a full refurbishment and restoration process of these properties in order to achieve the standards we have identified to better reflect our idea of authentic Italian hospitality; and
(iii)	put in place Hotel Managers who will ensure high occupancy at profitable daily rates.

This understanding and focus informs our strategies for improving the performance of our existing hotels and our potential expansion of our presence in markets worldwide.

•	Focus on improvement in the performance of existing hotels.

We constantly monitor the activities of our Hotel Managers through monthly audit reports and regular visits to the properties, in order to ensure the constant highest level of service to our customers and the achievement over time of the profitability targets we have established with our Hotel Managers.

We establish our profitability targets with each of our Hotel Managers when we prepare our three year business plan, with an annual revision, for each of the hotels we own, and on the basis of the profits and losses of such business plans. In particular, we focus on the gross operating profit or G.O.P. reflected in such business plans and we determine the minimum guaranteed yearly rent or Minimum Guaranteed Amount, plus, in the case of the Galzignano hotels (the Ripa Hotel management agreement envisages only the Minimum Guaranteed Amount without any variable sum) and, for the future, in the case of Masseria and the other hotels we might acquire, the variable rent which is equal to 75% of the G.O.P that eventually exceeds the Minimum Guaranteed Amount (the “Variable Amount”). The sum of the Minimum Guaranteed Amount plus the potential Variable Amount represents the total income that we derive from our properties.

In setting our profitability targets, we take into consideration that the income we gain from the rents must be sufficient to service our debt and to cover all other costs, and to allow us to achieve a net income in line with our expectations, which means to have a percentage over net assets above a given level (i.e., the net yield of the 10-year Italian Treasury Bond, which is currently about 4.00%) and increasing over the years as we add new hotels under management. There can be no assurance given the number of variables involved, that we will be able to achieve our profitability targets.

Given that all our costs are quite easily determined, as they are basically all fixed costs, the only non-predictable item of our net income is the Variable Amount. In this respect, in order to constantly monitor the ongoing operating results of our hotels, and to make sure that the results indicated in the budgets and in the business plans are effectively being achieved, so that both the Minimum Guaranteed Amount and, particularly, the Variable Amount will be effectively paid to the Company, we have a financial controller who, on a monthly basis, audits the managerial accounts provided by our Hotel Managers, and critically examines any deviation of the actual numbers from those contained in the business plans. His reports are then sent to our senior management, and going forward to our Board on a quarterly basis, so that senior management and the Board can take appropriate action in respect of the Hotel Managers with regard to our profitability targets.

A key component of our strategy is for our Hotel Managers to maximize revenues and manage costs at existing hotel properties. Together we strive to enhance revenues by focusing on increasing our share of hotel stays by our existing guests and increasing the number of new guests we serve on a regular basis, with the ultimate goal of establishing and increasing guest loyalty to our properties. We manage costs by setting performance goals for our hotel management teams that are tied to compensation, and granting our general managers operational autonomy. We support these cost management efforts by assisting our general managers with tools and analytics provided by our regional and corporate offices and by compensating our hotel management teams based on property performance.

All of our hotels have restaurants. Each of Majestic, Sporting and Splendid at Galzignano has its own restaurant, and the golf club house also has one restaurant. The Ripa Hotel has two restaurants (“Ripa Place” and “la Suite”). All of these restaurants are managed directly by our Hotel Managers, under the terms and conditions of the Management Agreements.

Enhance Operational Efficiency. We and our Hotel Managers strive to align our staffing levels and expenses with demand without compromising our commitment to providing authentic hospitality and achieving high levels of guest satisfaction. During periods of declining demand for hospitality products and services we adjust staffing, arrangements with third party service providers, vendor terms and arrangements and certain standards in order to reduce costs without significantly impacting quality. As demand improves, we require our Hotel Managers to remain focused on actively managing expenses.

We have finalized a master - franchising agreement concerning the Majestic Hotel in Padova, with the Rezidor Group, controlled by Carlson Hotels Worldwide, which runs the world top search web engine in the hospitality sector. The Rezidor Group manages over 1,050 hotels in 77 countries and it owns several brands such as Radisson, Hotel Missoni and Country Inns & Suites by Carlson & Park Inn. The Radisson brand is among the best known brands in the international hotellerie business and, through the Carlson Hotels Worldwide system, it manages the booking procedures of all the partner hotels including those belonging to our hotels. Radisson provides booking and marketing services to JSH, in parallel with their own managing activity.

With reference to the Ripa Hotel in Rome, we have just finalized an agreement with Worldhotels, an independent European based hotel partner, which manages the booking procedures of more than 250 hotels in the world.

•	Expanding Our Presence in Attractive Markets

We intend to acquire properties where we believe demand is strong or will strengthen to ensure high occupancy levels at appropriate daily rates. Competition for good properties is strong but we believe that we can obtain opportunities because of our willingness to accept the need for refurbishment or expansion or by working with existing interested parties without the need to drive standardized branding.

Properties

The following is an overview of our existing properties as of April 9, 2013:

Property	Date Acquired or Opened	Hotel Rooms	Suites	Conference Room Capacity
Rome, Italy
Ripa Hotel and Resort Spa	May 2008	200	2	568
Padova, Italy
Galzignano Terme Golf and Resort S.r.l.
Hotel Sporting	March 2009	93	19	125
Hotel Splendid	March 2009	61	30	—
Radisson Blu Hotel Majestic	March 2009	45	52	137
Hotel Green Park*	March 2009	86	8	—
Ostuni Brindisi, Italy
Masseria Santo Scalone	May 2012	19		—

*This hotel is not currently operating and will be soon transformed into a private apartments building

The following table sets forth the historical occupancy rate, average daily room rates and revenues per available room for our hotels:

	Occupancy		ADR		REVPAR
year	Galzignano	RIPA	Galzignano	RIPA	Galzignano	RIPA
2009	60%	69%	€105.0	€85.1	€214.6	€119.5
2010	43%	69%	€122.0	€88.1	€232.5	€119.4
2011	40%	75%	€120.0	€86.4	€257.0	€118.4
2012	56%	74%	€90.0	€83.62	€495.0	€112.0

Rome, Italy

Ripa Hotel and Resort Spa

Our Ripa Hotel Resort and Spa property commenced operations in 1973, and we bought it in May 2008. The Ripa Hotel is a full service 4-star property, consisting of 202 guest rooms and suites, located in the historic Trastevere district, on the West bank of the Tevere River. The hotel property is characterized by modern minimalistic style, original interiors, unexpected colors, and the use of innovative materials. A variety of architects contributed to different designs and styles in the hotel.

Ripa Hotel is a business-friendly hotel, seeking to meet the needs of business travelers as well as tourists. The hotel has a business center as well as other amenities for business travelers. Dining options at the hotel include a restaurant, a coffee shop/café, a bar/lounge as well as room service. The hotel offers a complimentary hot and cold buffet breakfast each morning to our guests.

Rome attracts over 11 million tourist and business visitors each year and this hotel is an attractive high quality destination hotel for many of such visitors.

Hotel Ripa is managed by Ku Hotels Srl, the former owner of the hotel. Through our subsidiary, Ripa Hotel & Resort Srl, we entered into the management agreement and into a lease agreement with Ku Hotels Srl on April 4, 2009, that were amended on March 10, 2013

The management agreement, as amended, provides for a nine year initial term with an automatic nine year extension unless either we notify Ku Hotels Srl of our intended termination 18 months before the contractual termination date, or Ku Hotels Srl notifies us of its intended termination 12 months before the contractual termination date. The annual rent is €240,000 for the years of 2013 and 2014, €360,000 for the years of 2015 and 2016 and €480,000 for the year of 2017 to lease and manage the business operations of the Ripa Hotel. Ku Hotels Srl provides and pays for ordinary and extraordinary maintenance as well as insurance during the term of the agreement.

The lease agreement, as amended, also provides for a nine year initial term with an automatic nine year extension unless either we notify Ku Hotels Srl of our intended termination 18 months before the contractual termination date, or Ku Hotels Srl notifies us of its intended termination 12 months before the contractual termination date. The annual rent €1,800,000 for the years of 2013 and 2014, €2,000,000 for the years of 2015 and 2016 and €2,400,000 for the year of 2017. Ku Hotels Srl provides and pays for ordinary and extraordinary maintenance as well as insurance during the term of the agreement.

KU Hotels Srl is also obligated to perform future maintenance on the leased property in the amount of €2,500,000 as consideration for amending the April 4, 2009 agreements.

Padova, Italy

Galzignano Terme Golf and Resort

Our Galzignano Terme Golf and Resort commenced operations in 1969 and we bought it in March 2009. The resort is located at the foot of the Eugenean Hills in the heart of the Veneto region in Italy. The hotel is located 10 km from Padua and approximately 40 km from Venice and Verona. The resort consists of four properties covering more than 86 acres of land. The hotels within the property are the Hotel Sporting, Hotel Splendid, Radisson Blue Hotel Majestic and Hotel Green Park. Hotel Green Park is currently closed and will be transformed into an apartment building.

The properties have two sports pools, six thermal pools with Jacuzzi pools and Kneipp therapy areas, six tennis courts and a Revital Center with fitness and spa areas. There is a nine-hole golf course with a putting green, driving range and a Clubhouse on the property. Additionally, there are three golf courses within 15 km of the hotel complex that offer discount prices to our guests. The hotel has a retail area with shops that sell jewelry, magazines and souvenirs.

We believe that our Padova, Italy property attracts customers primarily from Germany, Austria and northern European countries and from major Italian cities. Approximately 1 million people reside within 50 km of the Padova, Italy property.

Hotel Sporting

The Hotel Sporting is a full service 4-star property, consisting of 112 guest rooms divided into standard, superior, comfort, junior suite and suite. The 19 suites are each equipped with private terraces and balconies overlooking the Galzignano Terme property. Each guest room is non-smoking and equipped with standard comforts and technology, such as satellite TV and internet connections. Hotel Sporting offers guests access to all of the resort’s amenities, including the pools, tennis courts, and golf facilities. The hotel also has meeting facilities, a beauty parlor and a bar lounge.

Hotel Sporting and Hotel Majestic (described below) are managed by Galzignano Gestioni S.r.l., a company controlled by JSH, and for purposes of this report, is referred to as JSH. We entered into the lease agreement for Hotel Sporting and Hotel Majestic with JSH on April 13, 2012 and the agreement provides for a nine year initial term with an automatic nine year extension unless either party notifies the other at least eighteen months before the end of the initial term. We can terminate the contract at any time if JSH fails, among other things, to pay the rent or expenses, prepare the budget within contractual deadlines, maintain the properties or arrange for the insurance required by the contract. The annual rent consists of a guaranteed minimum rent plus a variable amount based on 75% of the hotel’s gross operating profit. Gross operating profit is equal to revenues less allowances, premiums and discounts as well as fixed and variable costs. The guaranteed minimum rent for 2012 was €300,000, for 2013 is €617,000, for 2014 is €934,000, and thereafter will be €1,250,000. JSH provides and pays for ordinary and extraordinary maintenance during the term of the agreement.

Hotel Splendid

The Hotel Splendid is a full service 4-star property, consisting of 91 luxurious and uniquely furnished guest rooms, junior suites and suites. The top floors provide guests a view of the entire resort complex and guests have access to all of the resort’s amenities, including the pools, tennis courts, and golf facilities.

The hotel's restaurant overlooks a garden through large, picture windows and offers a culinary mix featuring refined and creative Italian recipes, as well as international and regional dishes. The wine selection represents all Italian regions, with particular attention to wines which come from the Veneto and Euganean territory.

Hotel Splendid is managed by Salute e Benessere Alain Messegue Srl or Alain Messegue. We entered into the lease agreement with Alain Messeguè on June 28, 2012 and the agreement provides for a nine year initial term with an automatic nine year extension unless either party notifies the other at least three months before the end of the initial term. We can terminate the contract at any time if Alain Messegue fails to perform its obligations under the contract, particularly if, at the end of 2012, Alain Messegue has not reached the minimum turnover of €2,5 million. The data for the minimum turnover must be made available to us by the end of January 2013. The annual rent for 2012 was €259,250, for 2013 is €737,500, for 2014 is €790,000 and thereafter will be €970,000. Alain Messegue provides and pays for ordinary and extraordinary maintenance as well as insurance during the term of the agreement.

Radisson Blu Hotel Majestic

The Radisson Blu Hotel Majestic is a full service 4-star property, consisting of 97 guest rooms with unique features such as rainfall showerheads and concierge service, in addition to standard hotel amenities. The hotel restaurant, Naiades, specializes in modern interpretations of traditional Mediterranean dishes. Meals are also served on a terrace with countryside views intended to promote relaxation for our guests.

Hotel Majestic is managed by JSH and the terms of our management agreement are described above under “Hotel Sporting.”

Hotel Green Park

The Hotel Green Park is currently under renovation. This property will undergo complete restructuring and it will be transformed into a private apartments building. We expect to start refurbishment in the first half of 2013.

Ostuni Brindisi, Italy

Masseria Santo Scalone

Masseria Santo Scalone is a fortified farm house built in the XVI century and located close to Ostuni (Brindisi – Apulia region). This complex is composed of several houses around a central larger building and it is currently undergoing a major refurbishment which will transform it into a five-star luxury resort with beauty farm and spa. An additional 24 rooms (to the already existing 19 rooms) will be built within the next year together with a new conference room and a pool.

Marketing

Our marketing strategy is planned together with our Hotel Managers, and it is designed to maintain and build value and awareness while meeting the specific business needs of hotel operations. Building awareness and differentiating each of our properties is critical to increasing our footprint in the global hospitality industry. We are focused on targeting the distinct guest segments that each of our properties serves and supporting the needs of the hotels by thorough analysis and application of data and analytics.

Competition

There is intense competition in all areas of the hospitality industry in which we operate. Competition exists for hotel guests and hotel property development. Our principal competitors are other operators of full service hotels in Italy and around the world.

We compete for guests based primarily on reputation, location, customer satisfaction, room rates, quality of service, amenities, quality of accommodations and security.

The universe of hotels and hospitality is large and there are other companies who have offerings similar to us. We believe that our, desirable property locations, strong customer base and global development team will enable us to compete effectively.

Seasonality

The hospitality industry is seasonal in nature. The periods during which our hotel properties experience higher revenues vary from property to property, depending principally upon location and the customer base served. Based upon historical results, our Rome property typically generates the highest revenues in May, September and October and our Padova property generates the highest revenues in August, September and April. We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters.

Governmental Regulations

Our businesses are subject to various laws and regulations promulgated by the EU, the Italian Republic and its regions, provinces and municipalities to protect the public who utilize the hotel and tourist sector. We are subject to the EU and national legislation concerning the protection of workers (Workers' Statute approved by Law 20.05.1970 n. 300), hygiene and safety in the workplace (Legislative Decree no. 81 of 09.04.2008), the pension and social security obligations (Law 30/04/1969 n. 153) the administration of food and drinks also alcoholic and food services (Consolidation Act on Public Safety approved by Royal Decree no. 773 of 06.18.1931), the prohibition of smoking in enclosed areas (51 paragraph 3 of Law no. 3/2003), the obligations of a tax (Decree of the President of the Republic of 22 December 1986, no. 917 - Approval of the consolidated income tax income Tax Code, Decree of the President of the Republic of 26 October 1972, n. 633, establishing VAT; Legislative Decree 15 December 1997, n. 446, establishing IRAP). Specifically, the Law no. 135 of 29 March 2001 contains the national legislation in the field of tourism and indicates the general principles and coordination, on which the Regions of the Italian State are called upon to issue their own laws, in accordance with the Constitutional Law of 18 October 2001, n. 3 which gives all such legal and administrative matters and tourist accommodation in the said regions. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

Environmental Matters

As property owners we are subject to various laws and regulations. These laws and regulations include, but are not limited to, the need to obtain consents from various regulatory authorities to build, develop, modify, expand or demolish existing structures, the requirement to ensure compliance with health and safety regulations during any such building projects or the operation of properties and limitations or controls on discharges to the atmosphere or waste or sewage disposal facilities.

Employees

As of December 31, 2012, we employed 5 full and part-time employees in our hospitality business, plus seven senior consultants (three of which are full time).We believe that our relationship with our employees is satisfactory.

Our Hotel Managers together employ approximately 60 full time employees plus approximately 250 are outsourcing employees who regularly work on our properties.

Available Information

For more information about us, visit our web site at www.italianboutiquehotels.com (currently under construction). Our electronic filings with the U.S. Securities and Exchange Commission (the “SEC”) (including all annual reports on Form 10-K, quarter reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our web site as soon as reasonably practicable after we electronically file them with or furnish them to the U.S. Securities and Exchange Commission.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

We describe our hotel properties in Part I, Item 1. “Business,” under the heading “Properties” earlier in this report. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Through our subsidiary, CR&P, we own all of our hotel properties except for the Ripa Hotel, which is owned by means of a financial lease with Unicredit Leasing SpA. Our executive offices are located at Viale Bruno Buozzi 83, Rome Italy. Currently we own and occupy approximately 5,000 square feet of office space.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SOST.OB”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	3.00	0.00
September 31, 2012	0.00	0.00
June 30, 2012	0.00	0.00
March 31, 2012	0.00	0.00

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	0.00	0.00
September 31, 2011	0.00	0.00
June 30, 2011	0.00	0.00
March 31, 2011	0.00	0.00

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

Holders of Our Common Stock

As of April 9, 2013, we had 40,151,261 shares of our common stock issued and outstanding, held by twenty-one (21) shareholders of record.

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

On December 12, 2012, the Company issued 200,000 shares of its common stock to S.C.F. – Società di Consulenza Finanziaria – Srl, an accredited investor (“SCF”), in exchange for services provided by SCF in connection with the Exchange Agreement.

On December 12, 2012, the Company issued 2,246,317 shares of its common stock to Integrated Asset Management PLC, an accredited investor in exchange for services rendered in connection with the Exchange Agreement.

On January 31, 2013, the Company issued 625,000 shares of its common stock to Seahawk Capital Partners, Inc., an accredited investor, in exchange for service rendered in connection with the Exchange Agreement.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Current Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business. All amounts are set forth in euros.

The following discussion and analysis relates to the results of the Company and should be read in conjunction with the financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K. For further discussion and analysis related to the results of the Company, please see our Form 10-K for the fiscal year ended November 30, 2011 filed with the SEC on March 14, 2012 and Form 10-Q for the quarter ended May 31, 2012 filed with the SEC on August 8, 2012.

Overview

Southern States Sign Company is a hospitality company that owns and develops hotels and spas in Italy. We operate through our wholly owned subsidiary, Conte Rosso &Partners S.r.l. (“CR&P”) and, as a result, are classified as property investment specialists.

We intend to develop our presence in Italy and abroad with a target of owning 3,000 rooms within the next 3 to 5 years.

We are currently undergoing advanced negotiations with respect to investments in Rome, Bari and Florence in Italy, as well as in New York, and have started searches for investment opportunities in Milan, Florence, Paris and London. We are also planning to invest in high-growth potential countries such as Albania and some selected African countries.

In addition to the items discussed above, we plan to continue to refresh our hotel room product, pursue third-party development partners for additional hotel and restaurant concepts and renovate select facilities to improve our product offerings.

Recent Developments and Events

On September 13, 2012, David Ben Bassat, agreed to sell 11,851,852 shares of his common stock in the Company to Antonio Conte and Maddalena Olivieri, and to cancel 3,148,148 of his shares of common stock and return them to our treasury. Following this transaction, Mr. Conte held a majority of issued and outstanding shares of the Company. For more information see Item 1. – “Business” of this annual report.

On November 1, 2012, the Company entered into the Exchange Agreement with CR&P, pursuant to which the CR&P Shareholders transferred all of the issued and outstanding capital stock of CR&P to the Company in exchange for 21,250,000 newly issued shares of our common stock (the “Share Exchange”), resulting in CR&P becoming a wholly owned subsidiary of the Company. For information regarding the Exchange Agreement, see Item 1. – “Business” of this annual report.

Critical Accounting Policies and Estimates

We believe the following accounting policies and estimates are most critical to aid in understanding and evaluating our reported financial results.

Basis of consolidation

All majority-owned subsidiaries in which CR&P has both voting share and management control are consolidated. All significant intercompany accounts and transactions are eliminated. Subsidiaries over which control is achieved through other means, such as stockholders agreement, are also consolidated even if less than 51% of voting capital is held. The equity attributable to non-controlling interests in subsidiaries is shown separately in the consolidated financial statements.

Basis of presentation

The consolidated financial statements for the fiscal years ended December 31, 2012 and 2011 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Euro is the functional currency of all companies included in these consolidated financial statements.

The amounts presented have been rounded to the nearest thousand.

Acquisitions

Assets acquired and liabilities assumed in business combinations are recorded on our consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates.

The results of operations of businesses acquired by us have been included in the consolidated statements of income (loss) since their respective dates of acquisition. In certain circumstances, the purchase price allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. There were no contingent payments, options, or commitments specified in any of the following acquisition agreements.

Cash and cash equivalents

Cash and cash equivalents comprise cash balances, cash on current accounts with banks, bank deposits and other highly liquid short-term investments with original maturities of less than three months.

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of December 31, 2012 and 2011 no allowance for doubtful accounts was required, except the allowance of € 70,000 allocated to trade receivables classified as held for sale in 2011. The Company does not require collateral to support customer receivables.

Investments

Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for using the equity method.

Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method.

Property, plant and equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation and adjustments for impairment losses. Property, plant and equipment also includes assets under construction and plant and equipment awaiting installation.

Subsequent expenditures are capitalized only when they increase the future economic benefits embodied in an item of property, plant and equipment. All other expenditures are recognized as expenses in the consolidated statement of income as incurred.

Capitalization ceases when construction is interrupted for an extended period or when the asset is substantially complete.

Where funds are borrowed specifically for the purpose of acquiring or constructing a qualifying asset, the amount of interest costs to be capitalized in a period on that asset is the actual interest cost incurred on the borrowing during the period.

Depreciation is charged on a straight-line basis over the estimated remaining useful lives of the individual assets. Depreciation commences from the time an asset is put into operation. Depreciation is not charged on assets to be disposed of or on land. The range of the estimated useful lives is as follows:

-	Buildings and constructions: 33 years

-	Machinery and equipment: 2 – 20 years

-	Others: 5 years

Long-Lived Assets

We evaluate the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value will be charged to earnings.

Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers.

We evaluate the carrying value of our long-lived assets based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area and status of expected local competition.

Assets and liabilities held for resale

In connection with the strategy of concentrating in the portfolio of hotel, power, and plantations investments, in the periods presented we entered into various negotiations with potential purchasers to sell. These sales are concluded at the end of September 30, 2012. As a result we have classified these assets and liabilities as available for sale as of December 31, 2011. In the statement of operations we have reclassified the net effect of the income and expenses related to the available for sale assets and liabilities as a loss from discontinued operations for the year ended December 31, 2011.

The realized value of these assets are higher than the net asset carrying value and that resulted in a gain on discontinued operations, as shown in the statement of operations for the year ended December 31, 2012.

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment on an annual basis, and do so during the last month of each year using balances as of the end of September and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount in a two-step process with an impairment being recognized only where the fair value is less than carrying value. We define a reporting unit at the individual property level.

When determining fair value in step one, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flow, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our capital structure (equity and long-term debt) and is determined at the reporting unit level. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value.

If the carrying value is in excess of the fair value, we must determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination.

We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry.

Leasing

All lease agreements of the Company and its subsidiaries as lessees are accounted for as finance leases. The Company recognizes the asset and associated liability on its balance sheet. Finance leases are capitalized at the beginning of the lease at the lower of the fair value of the leased property and the present value of minimum lease payments. Each installment of the lease is apportioned between the liability and finance charges so as to achieve an equal reduction in capital due for each payment made at constant rate on the remaining financial balances.

Derivative financial instruments

The Company uses derivative financial instruments principally for the management of exposure to variable interest rates on long-term financing. All derivative financial instruments are classified as assets or liabilities and are accounted for at trade date. The Company measures all derivative financial instruments based on fair values derived from market prices of the instruments. Changes in the fair value of a derivative that is significant and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability, are recorded in the income statement.

At December 31, 2011 there was only one derivative instrument hedging the risk of variable interest rates (an “interest rate cap”), the notional amount of which was €4 million. This derivative instrument hedged the risk from change of interest rate on a mortgage loan facility with “bullet” repayments originally of € 8 million of which € 6.6 million was outstanding as of December 31, 2011. This loan facility referred to a non-hospitality business, divested on September, 2012.

At September 30, 2012 (the date of the divestment of the non-hospitality-businesses subsidiaries), the Company has recorded in the nine months income statement the change in fair value of the derivative instrument mentioned above as loss of € 27,000 on the hedged liability.

Shareholders loans

Shareholders loans to the Group are all non-interest bearing. Italian law provides that the shareholders loans to a limited liability company ("S.r.l.") are not preferred and their repayment is subordinated to other categories of debt. As a result all shareholder loans are classified as non-current liabilities.

Severance indemnity fund

According to Italian accounting principles reflecting local law and applicable employment contracts, certain post-employment benefits accrue during the period of employment. Under U.S. GAAP, post-employment benefits are defined either as de fined contribution plans or defined benefit plans.

In defined contribution plans, the company's obligation is limited to the payment of contributions to the Government or to a fund. Defined benefit plans are pension, insurance and healthcare programs which cover the company's obligation, even implicitly, to provide the benefits due to former employees. The liabilities associated with defined benefit plans are determined on the basis of actuarial assumption (discounting) and accrued in the financial statements over the employment period required to obtain the benefits.

The severance indemnity fund required by Italian law is a liability similar to a defined benefit plan, which, however, according to Italian accounting principles, is not subject to discounting. Given the small number of Group employees any difference between the present provisions in the financial statements prepared in accordance with Italian GAAP and discounted value of these benefits is considered to be immaterial.

Revenue Recognition

Our revenues are derived from rent we receive according to rental agreements we have in place with a hotel management company. The majority of our rent is fixed and payable monthly. The fixed agreements with set increasing rental rates are recognized on a straight line basis. We recognize additional revenue that is variable based on a percentage of the operating profit of our rented hotels only when the contingency of baseline target has been met.

Taxes

Income taxes

We account for income taxes to recognize the amount of taxes payable or refundable for the current year and the amount of deferred tax assets and liabilities resulting from the future tax consequences of differences between the financial statements and tax basis of the respective assets and liabilities. We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain tax positions as facts and circumstances warrant.

Results of Operations

For the year ended December 31, 2012 and the year ended December 31, 2011

€/000	For the year ended December 31, 2012	For the year ended December 31, 2011
	Audited	Audited
Revenue from operations	4,420	4,747
Direct operating and selling, general and administrative costs
Direct operating costs	(929)	(1,514)
Selling, general and administrative costs	(441)	(1,409)
Amortization and depreciation	(2,355)	(2,725)
Total direct operating and selling, general and administrative costs	(3.725)	(5.648)
Operating income/(Loss)	695	(901)
Interest income	33
Interest expenses	(2,345)	(2,851)
Other income		1,156
Gain on business combination (bargain purchase)		2,476
Loss from continuing operations, before income taxes	(1,617)	(120)
Income taxes	(725)	(4)
Loss from continuing operations, net of income taxes	(2,342)	(124)
Net income/(loss) from operations of discontinued operations, after taxes	(1,418)	(4,774)
Net income/(loss) on disposal of discontinued operations, after taxes	11,881	118
Net profit/(loss) from discontinued operations	10,463	(4,656)
Consolidated net income/(loss) for the period	8,121	(4,780)
Less net loss attributable to non-controlling interests in the consolidated subsidiaries	32	742
Net income/(loss) attributable to the Company	8,153	(4,038)

Revenues

Revenues for the year ended December 31, 2012, decreased approximately €327, or 7%, compared to the year ended December 31, 2011. This decrease is mainly dependent on the following events, both referred to the subsidiary Terme di Galzignano:

•	launch of the new management lease agreement of the hotel business, which provides the lower initial fee to facilitate the start-up of the new management policy;

•	partial unavailability of some rooms for renovation.

Direct Operating Costs

Direct Operating Costs for the year ended December 31, 2012, decreased approximately €584, or 39%, compared to the year ended December 31, 2011. This decrease is mainly due to the elimination of the direct management activity of the hospitality business of Terme di Galzignano, and the transfer of such management activities to a specialized management company, under an operating lease agreement.

Selling, General and Administrative Costs

Selling, General and Administrative costs for the years ended December 31, 2012 and 2011 were approximately €441 and €1,409, respectively. Such expenses consist primarily of salaries and personnel related expenses, occupancy expenses, sales travel, consulting costs and other expenses. This decrease is mainly due to the elimination of the direct management activity of Terme di Galzignano hospitality business as mentioned above.

Amortization and Depreciation

Amortization and depreciation for the years ended December 31, 2012 and 2011 were approximately €2,355 and €2,725, respectively. Such expenses consist primarily of depreciation of properties, plant and equipment held by Conte Rosso & Partners and the subsidiaries Ripa Hotel & Resort and Terme di Galzignano. The decrease of approximately €370 was mainly due to the revaluation of the useful life of the assets.

Interest Income

Interest income for the years ended December 31, 2012 and 2011 was approximately a gain of €33 and a gain of €0, respectively. These items are immaterial in the two periods being compared.

Interest Expense

Interest expense for the years ended December 31, 2012 and 2011 was approximately € 2,345 and € 2,851 respectively. The decrease was essentially due to re-negotiation of conditions of the capital lease agreement of Ripa Hotel.

Other Income

Other Income for the years ended December 31, 2012 and 2011 was approximately € 0 and € 1,156, respectively. The amount shown in 2011 was due to the preliminary sale agreement of some lodges to be built within the Terme di Galzignano resort where the Green Hotel, currently not operating, is planned to be transformed into a lodge residence.

Gain on business combination (bargain purchase)

Gain on business combination (bargain purchase) for the years ended December 31, 2011 was approximately € 2,476 which was substantially due to the acquisition of 97.25% equity stake in Terme di Galzignano SpA.

Discontinued operations

During the fiscal year ended December 31, 2012, we sold the non-hospitality subsidiaries to a related party (owned directly and indirectly by Mr. Conte) for a gain of € 11,881, net of taxes. The net loss from discontinued operations was €1,418, for that period. We have no continuing involvement with these subsidiaries.

During the fiscal year ended December 31, 2011, we sold the Via Gereschi (Pisa) property for a gain of € 23, net of taxes, and the Todi (Perugia) property for a gain of € 95, net of taxes. The net loss from discontinued operations was €4,774, for that period. We have no continuing involvement with either property.

Income Taxes

Income taxes for the years ended December 31, 2012 and 2011 were approximately € 726 and € 4, respectively. The decrease is mainly due to the taxable income recognized in continuing operations during 2012.

Liquidity and Capital Resources

For the year ended December 31, 2012 and the year ended December 31, 2011

As of December 31, 2012, we had cash and cash equivalents of approximately € 441, negative working capital of approximately € 4,058 and retained earnings of approximately €7,359.

Cash Flows from Operating Activities

Net cash used in operating activities was approximately € 4,908 for the year ended December 31, 2012 compared to approximately € 10,678 for the year ended December 31, 2011.

The net cash used in operating activities for the year ended December 31, 2012 reflects a net income of approximately € 8,121, a net loss from operations on discontinued operations of approximately € 1,418 and a depreciation and amortization of approximately €2,355, offset by a gain on disposal of discontinued operations of approximately € 11,881. Changes in assets and liabilities included a decrease in trade receivables of approximately € 1,507, an increase in related party receivables of approximately € 20,610, an increase in other receivables of approximately € 190, a decrease in advanced payments on purchases of property of approximately € 6, a decrease in other assets of approximately € 52, a decrease in trade payables of approximately €639, an increase in related party payables of approximately € 6,989, an increase in other payables of approximately €1,327, an increase in VAT taxes receivable of approximately € 2,429 and an increase in other liabilities of approximately € 6,034. The net cash provided by operating activities of discontinued operations was approximately € 192.

The net cash provided by operating activities for the year ended December 31, 2011 reflects a net loss of approximately €4,780, a net loss from operations on discontinued operations of approximately € 4,774 and a depreciation and amortization of approximately €2,725, offset by a gain on disposal of discontinued operations of approximately € 118. Changes in assets and liabilities included a decrease in trade receivables of approximately €613,000, an increase in related party receivables of approximately €388,000, an increase in other receivables of approximately €350, an increase in advanced payments on purchases of property of approximately €2,756, a decrease in other assets of approximately €452, an increase in trade payables of approximately €5,120, a decrease in related party payables of approximately €445, an increase in other payables of approximately €352, a decrease in VAT tax receivable of approximately €1,351 and a decrease in other liabilities of approximately €1,328.

Cash Flows from Investing Activities

The net cash provided by investing activities for the year ended December 31, 2012 of approximately € 55 consist primarily of the cash inflow (approximately € 5,867) due to the discontinued operation (divestment of non-hospitality business), offset by the cash out flow used in continuing operations referred to the purchases of intangible assets (approximately € 1,248), the payment for purchase of properties, plant and equipment (approximately € 4,428) and other investing changes (approximately € 138 of cash outflow).

The net cash used in investing activities for the year ended December 31, 2011 of approximately € 26,879 consist primarily of the cash outflow (approximately € 27,870) for purchase of properties, plant and equipment basically due to the impact of the acquisition and the consolidation of the subsidiary Terme di Galzignano for the first time in 2011, and other investing change (approximately € 693 of cash outflow), offset by a cash inflow provided by operations on discontinued operations of approximately € 1,686.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2012 was approximately €4,983, which was mainly due to net financing on discontinued operations. Net cash provided in 2011 was approximately € 16,309, which was mainly due to the acquisition of long term debt referred to the acquisition of Terme di Galzignano.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which includes, but is not limited to, interest payments, capital repayments, capital expenditures and working capital requirements. Whilst we are able to manage certain aspects of these cash requirements the level of income, rate of repayment of related party receivables and cost of debt, where variable, are outside our control. We are also planning, but as yet have no contractual commitments, to make acquisitions and whilst we wish to effect at least some of these acquisitions through the issue of shares there can be no certainty that the vendors will accept such consideration and we may wish, to in any case, to effect such acquisitions using cash. Further, we plan to put in place new borrowings to finance the assets to be acquired or take-on existing borrowings secured on the assets planned to be acquired.

Based on existing assets, expected related party receivables repayments, business level, debt and interest rates we believe our current resources are sufficient for at least the next twelve months.

However, to implement the business plan for the expansion of our assets we will require additional financing in the future. The timing of our need for additional capital will depend on the timing of the completion of the planned acquisitions, the terms of such acquisitions and whether existing lenders are willing to continue to provide finance upon a change of control of such assets.

We are in the process of developing two properties which will require capital expenditure – the Green Park Hotel being converted to apartments and the expansion of the Masseria Hotel.

While the first part of the Masseria development has already started and will be completed by April 2013, the second part, with the creation of additional 24 rooms, will take place in Q1 2014. It is expected that the first part of the development will cost additional €400 ($520). A development loan is currently being negotiated for this amount. The terms of the loan are expected to be interest only during the development period and then bullet repayment to be effected by the entering into of a longer term mortgage financing secured on the property. At present no internal capital is expected to be required for this expansion. The last part of the development will cost approximately €600 ($780).

The development of the Green Park Hotel should start in the second half of 2014. It is expected that the Green Park Hotel conversion will cost approximately €4.4 million ($ 5.7 million) to be spent over a period of 1½ years from commencement in 2014.

In each case no work, beyond planning and negotiation of finance, has been undertaken and no work will start until the required financing has been agreed and contracted with lending institutions.

Commitments and contingencies

The Company and certain subsidiaries are defendants in legal actions in the normal course of business. Based on the advice of legal counsel, management believes that the amounts recognized and recorded as debt provisions or asset negative adjustments are sufficient to cover probable losses in connection with such actions.

The risk provisions or negative adjustments are recognized when in accordance with the opinion of legal counsel the liability is probable and measurable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

bompani audit

00153 ROMA

Piazza Albania, 10

Tel. 06 57264302

Fax 06 57250015

e-mail: roma@bompaniaudit.com

www.bompaniaudit.com

Wide Certificate

ISO 9001: 2008 n. 9175.bomp

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Southern States Sign Company

Rome, Italy

We have audited the accompanying consolidated balance sheets of Southern States Sign Company (including its wholly-owned subsidiary, Conte Rosso & Partners S.r.l., formerly All Real Estate S.r.l.), expressed in euros as of December 31, 2011 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern States Sign Company (including its wholly-owned subsidiary, Conte Rosso & Partners S.r.l., formerly All Real Estate S.r.l.) as of December 31, 2011 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2012 in conformity with accounting principles generally accepted in the United States of America.

BOMPANI AUDIT S.r.l

/s/ Remo Simonetti

Remo Simonetti

23

€’000

SOUTHERN STATES SIGN COMPANY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2012 & 2011

	December 31,	December 31,
	2012 Audited	2011 Audited
ASSET
Current Assets:
Cash	€441	€312
Net receivables	4,701	3,194
Related parties receivables	22,043	1,432
VAT Tax receivables	1,628	2,565
Other current assets	340	150
Available for sale assets	-	57,153
Total current assets	29,153	64,806
Non - Current Assets:
Net properties, plant and equipment (Including Capital Leased properties € 36,805 and € 38,082, respectively)	69,171	67,097
Goodwill	1,541	1,541
Other non-current assets (Including Related Parties non-current receivables € 8,890 and € 0, respectively)	10,535	342
Total non - current assets	81,247	68,980

Total Assets	€110,400	€133,786
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdrafts	€2,970	€2,890
Current maturities of long term loans and capital leases	11,221	9,276
Trade payables	7,774	8,300
Related parties payables	7,014	25
Others current liabilities	4,232	1,697
Available for sale liabilities	-	42,294
Total current Liabilities	33,211	64,482
Non - current liabilities:
Long term loans and capital leases	42,188	43,369
Shareholder's loans	626	219
Other non-current liabilities	70	651
Total non - current Liabilities	42,884	44,239
Stockholders' Equity
Common stocks	27	25
Additional Paid in Capital	26,059	25,978
Retained earnings/(Accumulated loss)	7,359	(936)
Equity attributable to owners of Southern States Sign Company	33,445	25,067
Non-Controlling interests in the consolidated subsidiaries	860	(3)
Total Stockholders' Equity	34,305	25,064
Total Liabilities and Stockholders' Equity	€110,400	€133,786

24

€’000

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 & 2011

	December 31,	December 31,
	2012	2011
	Audited	Audited

Revenue from operations	4,420	€4,747
Direct operating and selling, general and administrative costs
Direct operating costs	929	1,514
Selling, general and administrative costs	441	1,409
Amortization and depreciation	2,355	2,725
Total direct operating, selling, and administrative costs	3,725	5,648
Operating Profit/(Loss)	695	(901)
Interest income	33
Interest expenses	(2,345)	(2,851)
Other income	-	1,156
Gain on business combination(bargain purchase)	-	2,476
Profit/(Loss) from continuing operations, before income taxes	(1,617)	(120)
Income taxes	725	4
Profit/(Loss) from continuing operations, net of income taxes	(2,342)	(124)
Net loss from operations of discontinued operations, after taxes	1,418	4,774
Net income on disposal of discontinued operations, after taxes	11,881	118
Net profit/(loss) from discontinued operations	10,463	(4,656)
Consolidated net profit/(loss) for the period	8,121	(4,780)
Less net loss attributable to non-controlling interests in the consolidated subsidiaries	32	742
Net profit/(loss) attributable to owners of Southern States Sign Company	8,153	(4,038)

Loss per share of Common Stock
Loss from continuing operations	€(0.07)	€0
Loss from discontinued operations	€0.31	€(0.14)
Net loss	€0.24	€(0.14)

Weighted-average shares outstanding:
Common Stock
Basic and diluted	34,260,659	33,101,852

25

€’000, except per share amounts

SOUTHERN STATES SIGN COMPANY

STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

	December 31,	December 31,
	2012	2011
	Audited	Audited

Net income for the period	€8,153	€(4,038)
Other comprehensive income
Foreign currency Translation differences	6	0
Total comprehensive income for the period	€8,159	€(4,038)

SOUTHERN STATES SIGN COMPANY

Consolidated Statement of Stockholders’ Equity (Deficit)

€’000
	Common Stock		Additional Paid	Retained	Equity attributable to non- controlling	TOTAL
	Share	Amount	In Capital	earnings	interests	EQUITY
Balance at December 31, 2010	33,101,852	€25	73	€3,337	€342	€3,777

Net loss for the year	-	-	-	(4,038)	(742)	(4,780)

Forgiveness of Shareholders loan	-	-	25,905	-	-	25,905

Changes in percentage of controlling interests	-	-	-	(235)	397	162

Balance at December 31, 2011	33,101,852	€25	€25,978	€(936)	€(3)	€25,064

Shares issued to Consultants	200,000	1	14	-	-	15

Acquisition of Southern State Sign Company	6,849,409	1	67	-	-	68

Change in Percentage of Controlling Interests	-	-	-	136	895	1,037

Net profit (Loss) for the year	-	-	-	8,153	(32)	8,591

Foreign Currency Translation	-	-	-	6	-	6

Balance at December 31, 2012	40,151,261	€27	€26,059	€7,359	€860	€34,305

27

€’000

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2012	December 31, 2011
	Audited	Audited

Cash Flows from Operating Activities:
Net Income/(loss)	€8,121	€(4,780)
Net loss from operations on discontinued operations	1,418	4,774
Net gain from discontinued operations	(11,881)	(118)
Net Income/(loss) from continuing operations	(2,342)	(124)
Depreciation and amortization of non-current assets	2,355	2,725
Other non-cash adjustments	922	1,816
Cash flows from operations before changes in assets and liabilities	935	4,417
Changes in assets and liabilities:
Change in trade receivables	(1,518)	(613)
Change in related parties receivables	(20,610)	389
Change in other receivables	11	350
Change in advance payment on purchase and other current assets	(6)	2,756
Change in other assets	(52)	(452)
Change in trade payables	(639)	5,120
Change in related parties payables	6,989	(445)
Change in other payables	1,327	352
Change in tax receivable and payable	2,429	(1,351)
Change in other liabilities	6,034	(1,328)
Net cash provided by/(used in) operating activities of discontinued operations	192	1,483
Net cash provided by/(used in) Operating Activities (A)	(4,908)	10,678
Cash Flows from Investing Activities:
Purchases of intangible assets	(1,248)	(9)
Payment for purchase of properties, plant and equipment	(4,428)	(27,870)
Proceeds from sale of associates and other company	2	6
Other investing change	(139)	(693)
Net cash provided by investing activities of discontinued operations	5,867	1,686
Net cash provide by/(used in) investing activities (B)	54	(26,879)
Cash Flows from Financing Activities:
Net reimbursements/borrowings from bank overdrafts	80	(3,549)
Net proceeds from/repayment of issuance of long-term debt	764	17,241
Net proceeds from/repayment of issuance of shareholders loan	804	4,939
Net cash provided by/(used in) financing activities of discontinued operations	3,335	(2,322)
Net cash provided by Financing Activities (C )	4,983	16,309
Net Increase/(decrease) in Cash and Cash Equivalents (A+B+C)	129	108
Cash and cash equivalents at beginning of the year	312	204
Cash and cash equivalents at end of the year	€441	€312

SOUTHERN STATES SIGN COMPANY

Notes to audited Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

(Euros, amounts in thousands, unless otherwise indicated)

NOTE 1. ORGANIZATION

Southern States sign Company (“SOST”) is a corporation incorporated in the state of Nevada. SOST operates through its wholly owned subsidiary, Conte Rosso & Partners S.r.l. (“CR&P,” and together with SOST, the “Company”), which is a company incorporated in Italy. Operations are carried out through its subsidiary, CR&P, and mainly consists of investment in the hospitality industry.

On November 1, 2012, the Company entered into the Exchange Agreement with CR&P, pursuant to which the CR&P Shareholders transferred all of the issued and outstanding capital stock of CR&P to the Company in exchange for 21,250,000 newly issued shares of our common stock, resulting in CR&P becoming a wholly owned subsidiary of the Company. For information regarding the Exchange Agreement, see Item 1. – “Business” of this annual report. The transaction was accounted for as a reverse acquisition into a publicly traded shell corporation, and accordingly, no goodwill was recorded. As a result of the reverse acquisition, the historical financial statements of Southern State Sign Company for the periods prior to the date of the transaction are not presented.

As of December 31, 2012 the consolidated operating subsidiaries are the following (those entities which are indented represent subsidiaries of the entity under which they are indented):

Subsidiaries		% of voting
Name of Company	% Ownership	capital of subsidiary owned by its parent	Location	Principal activity
Southern States Sign Company

A. Conte Rosso & Partners S.r.l.	100.00	100.00	Italy	Hospitality Business

1. Aral Immobiliare S.r.l.	100.00	100.00	Italy	Investment Company

2. C.R.&P. Service S.c.a.r.l.	35.75	35.75	Italy	Group’s Exclusive financial services

3. Galzignano Terme Golf & Resort S.p.A.	100.00	100.00	Italy	Hospitality business

4. Masseria Santo Scalone Hotel & Resort S.r.l.	100.00	100.00	Italy	Hospitality business

5. Primesint S.r.l.	70.00	70.00	Italy	Investment Company

6. Ripa Hotel & Resort S.r.l.	100.00	100.00	Italy	Hospitality business

NOTE 2. Summary of significant accounting policies

Basis of consolidation

All majority-owned subsidiaries in which CR&P has both voting share and management control are consolidated. All significant intercompany accounts and transactions are eliminated. Subsidiaries over which control is achieved through other means, such as stockholders agreement, are also consolidated even if less than 51% of voting capital is held. The equity attributable to non-controlling interests in subsidiaries is shown separately in the consolidated financial statements.

Basis of presentation

The consolidated financial statements for the fiscal year ended December 31, 2012 and 2011 are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“US GAAP”).

The Euro is the functional currency of all companies included in these consolidated financial statements.

The amounts presented have been rounded to the nearest thousand.

Fair value

We disclose the fair value of our financial assets and liabilities based on observable market information where available, or on market participant assumptions. These assumptions which are subjective in nature involve matters of judgment, and, therefore, fair values cannot always be determined with precision. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). “US GAAP” establishes a valuation hierarchy for prioritizing the inputs and the hierarchy places greater emphasis on the use of observable market inputs and less emphasis on unobservable inputs. When determining fair value, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of the hierarchy are as follows:

Level One—Fair values based on unadjusted quoted prices in active markets for identical assets and liabilities;

Level Two—Fair values based on quoted market prices for similar assets and liabilities in active markets, quoted prices in inactive markets for identical assets and liabilities, and inputs other than quoted market prices that are observable for the asset or liability;

Level Three—Fair values based on inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. Valuation techniques could include the use of discounted cash flow models and similar techniques.

We utilize the market approach and income approach for valuing our financial instruments. The market approach utilizes prices and information generated by market transactions involving identical or similar assets and liabilities and the income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). For instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy.

The carrying values of cash equivalents, accounts receivable, financing receivable – current, accounts payable and current maturities of long-term debt approximate fair value due to the short-term nature of these items and their close proximity to maturity

Acquisitions

Assets acquired and liabilities assumed in business combinations are recorded on our consolidated balance sheets as of the respective acquisition dates based upon their estimated fair values at such dates.

The results of operations of businesses acquired by us have been included in the consolidated statements of income (loss) since their respective dates of acquisition. In certain circumstances, the purchase price allocations are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive final information, including appraisals and other analyses. There were no contingent payments, options, or commitments specified in any of our acquisition agreements.

Cash and cash equivalents

Cash and cash equivalents comprise cash balances, cash on current accounts with banks, bank deposits and other highly liquid short-term investments with original maturities of less than three months.

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of December 31, 2012 and 2011, € 0 and € 3,120 respectively, is the allowance for doubtful accounts that was required. The Company does not require collateral to support customer receivables.

Investments

Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for using the equity method.

Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method.

Property, plant and equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation and adjustments for impairment losses. Property, plant and equipment also includes assets under construction and plant and equipment awaiting installation.

Subsequent expenditures are capitalized only when they increase the future economic benefits embodied in an item of property, plant and equipment. All other expenditures are recognized as expenses in the consolidated statement of income as incurred.

Capitalization ceases when construction is interrupted for an extended period or when the asset is substantially complete.

Depreciation is charged on a straight-line basis over the estimated remaining useful lives of the individual assets.

Depreciation commences from the time an asset is put into operation. Depreciation is not charged on assets to be disposed of or on land. The range of the estimated useful lives is as follows:

-	Buildings and constructions: 33 years

-	Machinery and equipment: 2 – 20 years

-	Others: 5 years

Long-Lived Assets

We evaluate the carrying value of our long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value will be charged to earnings.

Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers.

We evaluate the carrying value of our long-lived assets based on our plans, at the time, for such assets and such qualitative factors as future development in the surrounding area and status of expected local competition.

Assets and liabilities held for sale

In connection with the strategy of focusing on hotel ownership we divested all of our non-hotel assets to a related party at cost. In the December 31, 2011 balance sheet, all assets and liabilities related to this spin off was shown as assets held for sale. All of these sales were concluded at the end of December 31, 2012.

The realized value of these assets was higher than the net asset carrying value.

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment on an annual basis, and do so during the last month of each year using balances as of the end of September and at an interim date if indications of impairment exist. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount in a two-step process with an impairment being recognized only where the fair value is less than carrying value. We define a reporting unit at the individual property level.

When determining fair value in step one, we utilize internally developed discounted future cash flow models, third party appraisals and, if appropriate, current estimated net sales proceeds from pending offers. Under the discounted cash flow approach we utilize various assumptions, including projections of revenues based on assumed long-term growth rates, estimated costs and appropriate discount rates based on the weighted-average cost of capital. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flow, the weighted-average cost of capital and the terminal value growth rate assumptions. The weighted-average cost of capital takes into account the relative weights of each component of our capital structure (equity and long-term debt) and is determined at the reporting unit level. Our estimates of long-term growth and costs are based on historical data, various internal estimates and a variety of external sources, and are developed as part of our routine, long-term planning process. We then compare the estimated fair value to our carrying value.

If the carrying value is in excess of the fair value, we must determine our implied fair value of goodwill to measure if any impairment charge is necessary. The determination of our implied fair value of goodwill requires the allocation of the reporting unit’s estimated fair value to the individual assets and liabilities of the reporting unit as if we had completed a business combination.

We perform the allocation based on our knowledge of the reporting unit, the market in which they operate, and our overall knowledge of the hospitality industry.

Leasing

All lease agreements of the Company and its subsidiaries as Lessees are accounted for as capital. The Company recognizes the asset and associated liability on its balance sheet. Capital are capitalized at the beginning of the lease at the lower of the fair value of the leased property and the present value of minimum lease payments. Each installment of the lease is apportioned between the liability and finance charges so as to achieve an equal reduction in capital due for each payment made at constant rate on the remaining financial balances.

Derivative financial instruments

The Company uses derivative financial instruments principally for the management of exposure to variable interest rates on long-term financing. All derivative financial instruments are classified as assets or liabilities and are accounted for at trade date. The Company measures all derivative financial instruments based on fair values derived from market prices of the instruments. Changes in the fair value of a derivative that is significant and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability, are recorded in the income statement.

As of December 31, 2011 there was only one derivative instrument hedging the risk of variable interest rates (an “interest rate cap”), the notional amount of is € 4 million. This derivative instrument hedges the risk from change of interest rate on a mortgage loan facility with “bullet” repayments originally of € 8 million of which € 6.6 million is outstanding. This derivative was divested as part of our plan to focus on hotels only as of September 30, 2012.

Shareholders loans

Shareholders loans to the Group are all non-interest bearing. Italian law provides that the shareholders loans to a corporation ("S.r.l.") are not preferred and their repayment is subordinated to other categories of debt. As a result all shareholder loans are classified as non-current liabilities.

Revenue Recognition

Our revenues are derived from rent we receive according to rental agreements we have in place with a Hotel Management Company. The majority of our rent is fixed and payable monthly. The fixed agreements with set increasing rental rates is recognized on a straight line-basis. We recognize additional revenue that is variable based on a percentage of the operating profit of our rented hotels only when contingency of the baseline target has been met.

Taxes

Income taxes

We account for income taxes to recognize the amount of taxes payable or refundable for the current year and the amount of deferred tax assets and liabilities resulting from the future tax consequences of differences between the financial statements and tax basis of the respective assets and liabilities. We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. We review these estimates and make changes to recorded amounts of uncertain tax positions as facts and circumstances warrant.

We are subject to income taxes under the tax laws of Italy. The Company accounts for uncertainty in income taxes in accordance with Topic 740, “Income Taxes,” of the Accounting Standards Codification (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with generally accepted accounting principles and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. ASC 740 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the years ended December 31, 2012 and 2011, the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. There is no interest or penalties relating to tax positions during the years ended December 31, 2012 and 2011.

The Company is also subject to examination in Italy where it has filed tax returns for the years 2009 through 2011.

Stockholder’s equity

As of December 31, 2012, after the reverse merger with Southern State Sign Company was consummated on November 1, 2012, 39,526,261 shares were outstanding.

As of December 31, 2011, the share capital was one share, fully paid €98,000. Mr. Antonio Conte and Ms. Maddalena Olivieri each contributed 50% of the share capital of CR&P. In accordance with Italian law, this share is registered with the Register of Companies at the Italian Chamber of Commerce. In the last quarter of 2011, Mr. Conte waived repayment of a shareholder’s loan of € 25.9 million, which consequently has been recognized as Additional Paid-In Capital.

After the reverse merger, the former shareholders of CR&P owned 84.17% of the outstanding shares of SOST.

NOTE 3. Related parties receivables and payables

Related parties current receivables and payables relate to the majority shareholder, Mr. Antonio Conte, both directly and indirectly. As of December 31, 2012 the amounts of related parties current receivables and payables mainly refers to CR&P Service, S.r.l., a subsidiary incorporated in 2012 that manages Group’s cash facilities in cash pooling also for other companies owned by Mr Conte but not consolidated in CR&P (related parties). During the fiscal year 2012, the operations of CR&P Service, S.r.l. did not generate any material impact on the consolidated equity and statement of operations of CR&P.The amount shown as non-current receivables as at December 31, 2012 relates to a receivable from Masoledo, S.r.l., owned by Mr. Conte, referred to the sale of the non-hotel business.

The amount shown as receivables at December 31, 2011 relates primarily to Mr. Antonio Conte.

NOTE 4. ASSETS HELD FOR SALE

The following are the assets held for resale referred to the non-hospitality businesses:

€’000

Assets held for sale	December 31, 2012	December 31, 2011
Roma - Via Bruxelles, building	-	€3,235
Petrochemical and power plant (ENITAL S.r.l.)	-	14,284
Porto Cervo (OT), Sardinia, Building	-	833
Porto Rotondo (OT), Sardinia, Building	-	421
Fregene (RM) - Via Capo d'Orlando, building	-	1,456
Trieste - Loc. Villa Opicina, industrial building	-	2,523
Milano, via Azario, building	-	7,205
Anzio (RM) - Loc. via della Cannuccia, building	-	2,428
Pisa, via San Martino, building	-	2,700
Other discontinued assets, net	-	22,068
Total	-	€57,153

The properties mentioned above and the related liabilities of a total amount of € 42,294 have been divested by CR&P in September, 2012.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, included in continuing operations, comprises :

€’000

Property, plant and equipment	December 31, 2012	December 31, 2011

Hotel Ripa building, plant and equipment	€42,654	€41,623
Terme di Galzignano golf, building, plant and equipment	39,229	40,420
Via Buozzi, Rome, building	3,300	3,300
San Giuliano Milanese (Milan), Via Benaco, building	555	550
Ostuni (BR) - Hotel Masseria Santo Scalone building	5,013	-
Other properties, plant and equipment	-	1,259
Less accumulated depreciation	(21,580)	(20,055)
Total, net	€69,171	€67,097

The properties owned by the Company as of December 31, 2012 has been recently tested for impairment, by committing a specialized appraisal firm, which provided updated appraisals of their fair value. The methodologies applied in those appraisals mainly consists in the market value method and the discounted future cash flows method. The appraisals show fair value amounts of each property significantly higher than the relevant carrying amount.

NOTE 6. MAJOR ACQUISITIONS AND DIVESTMENTS

In line with the strategy to expand operations in the hospitality area, on January 1, 2011 the CR&P acquired 97.25% of Terme di Galzignano S.p.A (“TdiG”). The cost of acquisition of TdiG was €23,266 million. It was paid with cash of €4.90 million and assumption of €18,276 million of debt.

The primary asset of TdiG is a resort spa located in the Euganean Hills, a few miles from Padua. The complex consists of four four-star hotels, a nine hole golf course with putting green, driving range and clubhouse, a revitalizing center and spa, six indoor and outdoor pools, two sports pools, six tennis clay courts, a jogging and shopping center. The complex is surrounded by 350,000 square meters of parkland.

The balance sheet effects of the acquisition are summarized below:

The purchase price allocation for the acquisition of Terme di Galzignano S.p.A. is as follows;

€’000

January 1, 2011
Current maturity of long-term debt	€6,539
Long-term debt	11,737
Cash payments	4,990
Total purchase price	€23,266

Allocated to:
Property, plant and equipment	€25,580
Net working capital	1,205
Less Bank overdrafts	848
Less Provisions	195
Less Gain on bargain purchase	2,476
Total	€23,266

The gain of €2,476 million on bargain purchase is recognized in the statement of operations for the year ended December 31, 2011.

Guinean Energy Enterprises S.A. (Republic of Guinea) incorporation

Guinean Energy Enterprises S.A. was incorporated in April 2012 and the Group has a 95% indirect interest (71.25 calculating as equity ratio method) in its issued share capital held through West African Enterprises Ltd., the Group’s african sub-holding.

The Guinean Energy Enterprises S.A. was established to seek to exploit opportunities in the Republic of Guinea and in particular opportunities in oil palm plantations, construction and operation of power plants, real estate development and construction and operation of hotels. As of September 30, 2012, this subsidiary was divested.

In line with the strategy to expand operations in the hospitality area, on September 29, 2012 the Company acquired 100.00% of Masseria Santo Scalone Hotel & Resort S.r.l. (“Masseria”) from a related party (Masoledo, S.r.l., owned by Mr. Conte and his family). The cost of acquisition of Masseria was €23,266 million. It was paid with cash of €4.90 million and assumption of €18,276 million of debt.

The primary asset of Masseria is a resort spa located in Ostuni, Pulia, in the south of Italy. The complex is restructuring.

The balance sheet effects of the acquisition are summarized below:

The purchase price allocation for the acquisition of Masseria Santo Scalone Hotel & Resort S.r.l.. is as follows;

€’000

May 29, 2012
Current maturity of long-term debt	€2,898
Related parties payable	300
Cash payments	10
Total purchase price	€3,208

Allocated to:
Property, plant and equipment	€4,903
Net working capital	(1,705)
Cash	10
Total	€3,208

There is no Goodwill recognized on the acquisition of Masseria.

Antonio S.r.l. spin-off

It has been decided to split the subsidiary Antonio S.r.l. (“Antonio”) into two entities so that each can focus on its own operations. Antonio has transferred its industrial property assets and operations into a newly created company, CRP Immobiliare S.r.l. (“CRPI”), focused on industrial operations, and has distributed the shares of this new company to the existing shareholders of Antonio on a pro rata basis.

As a result CRPI will acquire total assets with a book value as at December 31, 2011 of €15.15 million and liabilities of €10.12 million. The equity of CRPI (assets less liabilities transferred) will amount to €5.03 million.

Set out below are details of assets and liabilities transferred:

TRANSFERRED ASSETS	€/000
Tangible assets
Cars	44

Investment in suibsidiaries, associates and other companies
Comunicazioni Globali S.r.l.	3
Sacomar S.r.l. in liquidazione	5
Investimenti Immobiliari S.r.l.	5
Aros S.r.l.	100
Intermedia Finance S.p.A.	372
Life insurance policy	250
Total Investment in suibsidiaries, associates and other companies	735

Assets held for resale
Properties held for resale	4,933

Receivables
Receivables from Aral rl	5,464
Receivables from I.IMM.RI SRL	3,757
Receivables from Aros Srl	215
Total receivables	9,436

TOTAL TRANSFERRED ASSETS	15,148

TRANSFERRED LIABILITIES Financial debt	€/000
Long term debt	1,501
Bank overdraft	496
Total financial debt	1,997

Other current liabilities
Shareholder loans	1,129
Payables to Ripa S.r.l.	475
Payables to Preneste Re srl	5,654
Total other current liabilities	7,258

Other non-curent liabilities
Advance payment on property	169
Notes paybles	700
Total other non-current liabilities	869

TOTAL TRANSFERRED LIABILITIES	10,124

TOTAL TRANSFERRED EQUITY	5,024

Divestment of all non-hospitality businesses

In September 2012, the Company divested all of it non-hotel assets to a related party company controlled by the shareholders. The total assets and liabilities divested was $ 52.9 million and $ 44.7 million, respectively.

NOTE 7. GOODWILL

The table below shown the breakdown of goodwill related to continuing operations:

€’000

	Owned and leased hotel	Others owned properties	Total
Balance as of January 1, 2011

Goodwill, net	1,149	392	1,541

No Activity during the period	-	-	-

Balance as of December 31, 2011

Goodwill, net	1,149	392	1,541

Balance as of January 1, 2012

Goodwill, net	1,149	392	1,541

No Activity during the period	-	-	-

Balance as of December 31, 2012

Goodwill, net	1,149	392	1,541

In the fiscal years ended December 31, 2012 and 2011, the company did not have any new goodwill or any impairment on existing goodwill.

NOTE 8. OTHER NON-CURRENT ASSETS

The table below shown the breakdown of other non-current assets, related to continuing operations:

€’000

	December 31, 2012	December 31, 2011
Related parties non-current receivables	€8,890	-
Investment in other companies	13	15
Other financial assets	-	€4
Accruals and deferred costs	375	323
Other intangible assets	1,257	-
Other non-current assets	€10,535	€342

NOTE 9. BANK OVERDRAFTS AND LONG-TERM DEBT

Amounts of financial debt (related to continuing operations) due to non-related parties are:

€’000

Mortgage & Capital Leases
	December 31, 2012	December 31, 2011
Mortgage loan on property	€23,836	€21,795
Leases	29,573	30,850
Total	€53,409	€52,645

	December 31, 2012	December 31, 2011
Current portion of debt	€11,221	€9,276
Long term debt	42,188	43,369
Total	€53,409	€52,645

BANK OVERDRAFT

The following tables sets out the main terms and conditions and the outstanding overdraft balances as of December 31, 2012 and 2011 of the financial debts referred to continuing operations:

€’000

Company	Type of debt	Object	Collateral	Maturity (year)	Interest rate	Installments frequency	Outst. balance as of Dec. 31, 2012	Outst. balance as of Dec. 31, 2011
CONTE ROSSO & PARTNERS, S.R.L.	BANK OVERDRAFT	Cash facility	-	n.a.	-	-	2,051	2,018
TERME DI GALZIGNANO, S.r.l.	BANK OVERDRAFT	Cash facility	-	n.a.	-	-	297	288
TERME DI GALZIGNANO, S.r.l.	BANK OVERDRAFT	Cash facility	-	n.a.	-	-	102	97
TERME DI GALZIGNANO, S.r.l.	BANK OVERDRAFT	Cash facility	-	n.a.	-	-	217	197
TERME DI GALZIGNANO, S.r.l.	BANK OVERDRAFT	Cash facility	-	n.a.	-	-	304	290
			TOTAL				2,970	2,890

Outstanding non-current loans

as of December 31, 2012 and December 31, 2011

€’000

Company	Type of debt	Object	Collateral	Outst. balance as of Dec. 31, 2012	Outst. balance as of Dec. 31, 2011
CONTE ROSSO & PARTNERS, S.R.L.	CAPITAL LEASE	Building purchase	Headquarter property, via B.Buozzi, Rome, Italy	2,665	2,762
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	688	1,000
ARAL IMMOBILIARE, S.r.l.	MORTGAGE LOAN	Building purchase	Building, Porto Cervo (Olbia), Italy	438	455
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	2,388	-
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	510	-
PRIMESINT, S.r.l.	CAPITAL LEASE	Building purchase	Building, Via Benaco, San Giuliano (Milan), Italy	342	343
RIPA HOTEL & RESORT S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	26,712	27,748
RIPA HOTEL & RESORT, S.r.l.	MORTGAGE LOAN	Building purchase	Bulding, via San Martino, Pisa, Italy	-	451
RIPA HOTEL & RESORT, S.r.l.	MORTGAGE LOAN	Building purchase	Bulding, via San Martino, Pisa, Italy	-	717
RIPA HOTEL & RESORT, S.r.l.	MORTGAGE LOAN	Building purchase	Bulding, via San Martino, Pisa, Italy	-	379
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	14,362	13,793
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	5,304	5,000
			TOTAL	53,409	52,645

The following table sets out the significant term and future payments of long-term loans:

				€’000
				Installments maturity as of December 31
Company	Type of debt	Object	Collateral	2013	2014	2015	2016	2017
CONTE ROSSO & PARTNERS, S.R.L.	CAPITAL LEASE	Building purchase	Headquarter property, via B.Buozzi, Rome, Italy	€99	€103	€108	€113	€118
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	333	355	-	-	-
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	177	186	194	203	212
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	510	-	-	-	-
PRIMESINT, S.r.l.	CAPITAL LEASE	Building purchase	Building, Via Benaco, San Giuliano (Milan), Italy	21	22	23	24	25
RIPA HOTEL & RESORT S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	594	621	649	678	709
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	1,379	1,379	1,379	1,379	1,379
			TOTAL	€3,113	€2,666	€2,353	€2,397	€2,444

The following table sets out the amounts of the assets held and used by capital lease:

	Asset Balances at	Asset Balances at
Class of property	December 31, 2012	December 31, 2011

Building	€42,580	€42,580

Less: accumulated depreciation	(5,775)	(4,498)

Net balance	€36,805	€38,082

The following table sets out the schedule of the undiscounted and discounted future minimum lease payments:

Minimum lease payments (future and net present value)
Year ending December 31:	€’000
2013	€2,012
2014	2,012
2015	2,012
2016	2,012
2017	2,012
Later years	23,071
Purchase option	11,967
Net minimum lease payments	45,098
Less: Amount representing interest	(15,525)
Present value of net minimum lease payments	€29,573

As of December 31, 2012, there are no unused credit lines.

NOTE 10. SHAREHOLDER’S LOANS

In order to strengthen the Group’s capital position and taking into account future financial commitments to enable the real estate investment and development projects to be progressed, in the last quarter of 2011, Mr. Conte waived repayment of shareholder’s loans of € 25.9 million.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company and certain subsidiaries are defendants in legal actions in the normal course of business. Based on the advice of legal counsel, management believes that the amounts recognized and recorded as debt provisions or asset negative adjustments are sufficient to cover probable losses in connection with such actions.

The risk provisions or negative adjustments are recognized when in accordance with the opinion of legal counsel the liability is probable and measurable.

NOTE 12. INCOME TAXES

Tax losses carryforwards

Under Italian tax law the operating loss carryforwards available for offset against future profits can be used indefinitely. Operating loss carryforwards are only available for offset against national income tax, in the limit of 80% of taxable annual income (this restriction does not apply to the operating loss incurred in the first three years of the Company’s activity, which are therefore available for 100% offsetting).

Our operating losses carried forward and available for offset against future profits as of December 31, 2012 and December 31, 2011 is €651 and €9.264, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of December 31, 2012 and December 31 2011:

€’000

	2012	2011
Deferred tax asset – net operating loss carryovers	179	2,548
Less Valuation allowance	(179)	(2,548)
Net deferred tax asset	€-	€-

The Company periodically evaluates whether it is more likely than not that it will generate sufficient taxable income to realize the deferred income tax asset. The ultimate realization of this asset is dependent upon the generation of future taxable income sufficient to offset the related deductions. At the present time, management cannot presently determine when the Company will be able to generate sufficient taxable income to realize the deferred tax asset; accordingly, a valuation allowance has been established to offset the asset.

The reconciliation of income tax benefit attributable to continuing operations computed at the Italian statutory tax rates to the income tax benefit recorded is as follows:

	Year ended December 31,
	2012	2011
Income tax at Italian statutory rate of 27.5%	€2,369	€1,110
Increase in valuation allowance	(2,369)	(1,110)
Income tax benefit	€-	€-

NOTE 13. SUBSEQUENT EVENTS

On February 8, 2013, Primesint, S.r.l. (the “Primesint”), a partially owned subsidiary of the Company, entered into a preliminary agreement with ES Group S.r.l. (the “ES Group”), pursuant to which the Primesint has committed to purchase from ES Group, either directly or through a special purpose vehicle, the business of the Radisson Blu ES. Hotel (the “Radisson”), which shall include the tangible and intangible goods and contractual and employment agreements of the Radisson, no later than April 30, 2013, for an aggregate purchase price of 4,500,000.00 euros.

On February 8, 2013, the Primesint also entered into a preliminary agreement with Mavip S.r.l. (“Mavip”), pursuant to which the Primesint has committed to purchase from Mavip, either directly or through a special purpose vehicle, the underground premises of the Radisson no later than April 30, 2013, for an aggregate purchase price of 3,025,000.00 euros (the “S1 Agreement”).  The S1 Agreement also grants the Buyer the option to purchase from Mavip all rights related to the financial lease agreement, dated as of January 26, 2007, by and among Mavip and a group of Italian leasing companies including Unicredit Leasing s.p.a., Ubi Leasing s.p.a. and Medioleasing s.p.a., for an aggregate purchase price of 5,000,000.00 euros plus taxes as required by law.

On March 10, 2013, Ripa Hotel & Resort Srl, a wholly-owned subsidiary of the Company and Ku Hotels entered into amendments to the April 4, 2009 management agreement and lease agreement. The amendment to the management agreement provides that Ku Hotels shall pay to Ripa an annual rent of €240,000 for the years of 2013 and 2014, €360,000 for the years of 2015 and 2016 and €480,000 for the year of 2017 to lease and manage the business operations of the Ripa Hotel. The amendment to the lease agreement provides that Ku Hotels shall pay an annual rent to Ripa of €1,800,000 for the years of 2013 and 2014, €2,000,000 for the years of 2015 and 2016 and €2,400,000 for the year of 2017 to lease the property on which the Ripa Hotel business is conducted.

On March 10, 2013, Ripa and Ku Hotels entered into an agreement, pursuant to which Ku Hotels is obligated to perform future maintenance on the leased property in the amount of €2,500,000 as consideration for amending the April 4, 2009 agreements.

On March 25, 2013, Aral Immobiliare, S.r.l., a wholly owned subsidiary of the Company, finalized a statutory merge of its 100.00% owned subsidiary Ripa Hotel & Resort, S.r.l., with no impact on the consolidated financial statement for the fiscal year ending December 31, 2013.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-K during the fiscal year ended December 31, 2012.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of December 31, 2012, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as at December 31, 2012.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Departure of Certain Officers.

On April 10, 2013, Antonio Conte, Chief Executive Officer, Principal Financial Officer, President and Director of the Company, resigned from each of his positions with the Company, effective as of the same date. There were no disagreements between Mr. Conte and the Company. Mr. Conte informed the Board of Directors of the Company that on April 9 2013, he was placed under house arrest by the Court of Rome for alleged bankruptcy and tax fraud related to events that took place in 2007 and 2008 and that such events in no way related to the Company or its business. Mr. Conte has denied the allegations and indicated that he resigned from the Company to vigorously oppose the alleged claims against him and to avoid any negative impact on the operations of the Company.

Appointment of Certain Officers.

Effective April 11, 2013, the Company appointed Sergio Schisani, age 58, to serve as Chief Executive Officer, Principal Financial Officer and a Director of the Company.

There are no family relationships among Mr. Schisani and any of the Company’s directors and executive officers.

For information regarding the business experience of Mr. Schisani, see Item 10. – “Directors, Executive Officers and Corporate Governance.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Sergio Schisani	58	Chief Executive Officer, Principal Financial Officer and Director
Giuseppe Cagiati	51	Chief Operating Officer
Domenico Ballo	50	Secretary
Giovanni Marraffa	36	VP of Control
Giancarlo Lanna	54	Chairman of the Board of Directors
Marco Milli	45	Director
Charles Gargano	78	Director
Dorothy Herman	59	Director

 Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Sergio Schisani, served as the General Manager of Torre SGR, a Real Estate Investment Trust, since 2006, prior to joining the Company. Torre SGR is owned by the Fortress Group, a private equity firm with more than € 3 billion in assets under management. As General Manager of Torre SGR, Mr. Schisani helped facilitate the REIT’s investment in 17 properties with a total market value of € 550 million. Mr. Schisani graduated from the University of Rome in 1979 with a degree in engineering.

Giuseppe Cagiati joined CR&P in 2008 and serves as the Company’s General Manager. Prior to joining CR&P, Mr. Cagiati was Chief Technical Manager of the Statuto Group, one of the largest Italian real estate market players, where he followed all the developing activities in central and southern Italy.

Giovanni Marraffa has over ten years of experience as financial controller in Italy and abroad. Mr. Marraffa has worked for Asea Brown Boveri, General Motors and Cap Gemini, and Ernst & Young in Italy.

Domenico Ballo is a professional Chartered Accountant based in Naples, and has been working as a consultant in tax and fiscal matters for CR&P for over 10 years. Mr. Ballo graduated from Naples University in 1989 with a degree in business administration.

Giancarlo Lanna has practiced law since 1982. Mr. Lanna’s practice focuses primarily on the areas of business, employment and administrative law for private clients, public institutions and listed companies. Mr. Lanna currently serves as a member of the Board of Governors for the Promotion of International Commercial Arbitration and Conciliation in the Mediterranean, Vice Chairman of the Italy-China Foundation and Director for SIBAC Co Ltd., a business consulting company. From 2005 to 2012, Mr. Lanna served as Chairman of Simest SpA, a financial institution for the development and promotion of Italian enterprises abroad. Also, from 2003 to 2007, Mr. Lanna served as the Chairman of Italian System for Business SpA, a company whose aim is to promote the internationalization of Italian companies. Mr. Lanna graduated from Naples University in 1985 with a degree in law.

Marco Milli currently runs his own legal practice in Rome and has more than 15 years of experience in academia as a professor and visiting professor in various Italian and European universities. Mr. Milli currently serves as a director at the Fondazione Banca Nazionale delle Comunicaziono, or the BNC Foundation, whose mission is to provide funding for studies, projects, actions and initiatives in various areas such as volunteering, philanthropy, charity, environmental protection and quality and art conservation and enhancement of cultural heritage. Mr. Milli graduated with a degree in law from the University of Rome “La Sapienza.”

Charlie Gargano served as Chairman and Chief Executive Officer of the Empire State Development Corporation and Vice-Chairman of the Port Authority of New York and New Jersey from 1995 to 2007. He was appointed to these positions by Governor George Pataki. Mr. Gargano has spent more than 20 years in public service at the Federal and State level, serving under two presidents as well as the administration of Governor Pataki. He has an MBA and Bachelor's degree in Civil Engineering from Farleigh Dickinson University, as well as a Master's degree in Civil Engineering from Manhattan College. Mr. Gargano has also received four Honorary Doctorate Degrees and holds professional engineering licenses in New York, New Jersey, Connecticut, Oklahoma and Vermont.

Dorothy Herman is the Chief Executive Officer of Prudential Douglas Elliman, a real estate brokerage company, which is New York’s largest residential brokerage, with over 4,000 real estate professionals and 675 employees working in more than 70 offices. Ms. Herman also controls a portfolio of real estate services, including commercial and retail leasing and sales services, relocation and settling-in services, new development and consulting services, property management services, PDE Title service and mortgage services as provided by DE Capital Mortgage. Ms. Herman began her real estate career in Long Island where she purchased Prudential Long Island Realty in 1989. After turning DE Capital Mortgage into a major brokerage operating in Long Island and the Hamptons, Ms. Herman purchased Douglas Elliman, one of Manhattan’s largest brokerage firms, with her partner Howard Lorber in 2003. Since 2003, Prudential Douglas Elliman has become one of the largest and fastest-growing real estate firms in New York as well as South Florida.

Director Qualifications

We have not formally established any specific, minimum qualifications that must be met by each of our directors or specific qualities or skills that are necessary for one or more of our members of the board of directors to possess. However, we generally evaluate the following qualities: educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and ability to represent the best interests of our stockholders.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals.

Sergio Schisani

We believe that Mr. Schisani is well-qualified to serve on the board of directors of the Company due to his success as a general manager of a REIT. Mr. Schisani has proven to possess the vision as well as the strategic skills necessary to assist the Company in achieving its growth targets in the future.

Giancarlo Lanna

We believe that Mr. Lanna is well-qualified to serve on the board of directors of the Company as his background in the international business environment as well as his experience in working for publicly-held companies will be of great support for the international development of the Company.

Marco Milli

We believe that Mr. Milli is well-qualified to serve on the board of directors of the Company as his contacts and well-established relationships in the hospitality sector will be a great asset to the development of the Company.

Charles Gargano

We believe that Mr. Gargano is well-qualified to serve on the board of directors of the Company as his past experience as Chairman and Chief Executive Officer of the Empire State Development Corporation and Vice-Chairman of the Port Authority of New York and New Jersey demonstrates his leadership and business development skills that will aid in the growth and development of the Company. Mr. Gargano has full knowledge of U.S. GAAP.

Dorothy Herman

We believe that Ms. Herman is well-qualified to serve on the board of directors of the Company due to her lengthy experience in the real estate industry and, in particular, with regards to the process of real estate development and acquisitions in the U.S.

Terms of Directors

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Our board of directors has two standing committees: an Audit Committee and a Nominating or Governance Committee. To date, our board of directors has not established a Compensation Committee, in part because our Board of Directors believes that, at this stage of our development, the functions of a Compensation Committee can be adequately performed by the members of the Board of Directors. We intend to establish a Compensation Committee in the future.

Audit Committee:

Charles Gargano, Marco Milli and Dottie Herman currently serve as members of the Audit Committee. The Audit Committee does not have an “audit committee financial expert” as defined in applicable SEC rules. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Responsibilities of the Audit Committee include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	obtaining a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating and Corporate Governance Committee:

Charles Gargano, Marco Milli and Dottie Herman currently serve as members of the Nominating and Corporate Governance Committee. Responsibilities of the Nominating and Corporate Governance Committee shall include:

•	establishing and articulating qualifications, desired background and selection criteria for members of the board of directors;

•	developing policy regarding the consideration of candidates for election or appointment to the board of directors that are recommended by stockholders of the Company and procedures to be followed by stockholders in submitting such recommendations;

•	making recommendations to the board of directors concerning all nominees for board membership, including the re-election of existing board members and the filling of any vacancies;

•	evaluating and making recommendations to the board of directors concerning the number and responsibilities of board committees and committee assignments, including recommending committee chairs;

•	annually soliciting input from the board of directors and conducting an annual review of the effectiveness of the operation of the board of directors and the board committees;

•	developing, recommending and periodically reviewing a set of corporate governance principles applicable to the Company in accordance with applicable laws and regulations;

•	considering matters relating to the retirement of board members;

•	developing an orientation program for new directors, reviewing such programs on a periodic basis and recommending action to the board of directors, individual directors and management, where appropriate;

•	conducting an annual self-assessment of the performance of the Nominating or Governance Committee;

•	approving service by directors on any additional for-profit boards, on public company audit committees and approving service by executive officers on any board; and

•	overseeing the implementation by management of standards and procedures for detecting and deterring unethical conduct and promoting an organizational culture that encourages a commitment to compliance with the law and periodically reviewing the efficacy of such standards and procedures.

Our Company currently does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors, but we will define a nominating policy in the future. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Antonio Conte, at the address appearing on the first page of this Annual Report on Form 10-K.

Code of Ethics

We have adopted a Code of Conduct and Ethics (the “Code”) that applies to all of our officers, directors and employees (including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer or persons performing similar functions). In the event that we have any amendments to or waivers from any provision of the Code applicable to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on our website.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company presently not does have employment agreements with its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers. The Company has not paid any cash and/or stock compensation to its named executive officers. As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The Company has made no compensation payments to any directors or officers.

Narrative Disclosure to the Summary Compensation Table

Our named executive officers do not currently receive any compensation from the Company for their service as officers of the Company.

Outstanding Equity Awards at Fiscal Year-end Table

The Company has made no equity awards to any executive officer.

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Stock Option Grants

We have not granted any stock options to our executive officers or directors since our inception.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Beneficial Ownership

The following table sets forth, as of April 9, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially owning more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 40,151,261 shares of common stock issued and outstanding on April 9, 2013.

Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Total all executive officers and directors (one person)	0	0%

Other 5% Shareholders
Antonio Conte Via Cortina d’ ampezzo 221 Rome, Italy 00135	21,291,667	53.03%

Maddalena Olivieri (wife of Antonio Conte) Via Cortina d’ ampezzo 221 Rome, Italy 00135	11,810,185	29.41%

Integrated Asset Management PLC 4 Hill Street London, W1J 5NE	2,246,317	5.60%

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Prior to April 10, 2013, Antonio Conte was a shareholder in and a director of both the Company and CR&P and, pursuant to the Share Exchange, received further 10,625,000 shares of common stock issued by the Company in exchange for his interest in CR&P. Mr. Conte’s wife, Maddalena Olivieri, and his brother, Mr. Paolo Conte, beneficially owned common stock of the Company before the new shares of common stock were issued as part of the Share Exchange.

Except as detailed above, with the exception of the Bassat Stock Sale, as described in Part I, Item 1. “Business” under the “Overview,” none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Director Independence

Our common stock is currently quoted on the OTCBB and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered "independent" the board utilizes the definition of independence set forth in Rule 5605(a)(2) of the Nasdaq Stock Market Rules. Our board of directors has determined that Messrs. Milli, Gargano and Lanna and Mrs. Herman are “independent directors” as defined by the Nasdaq Stock Market Rules.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in €) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011:

Financial Statements for the Year Ended December 31:	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2012	€80,000	€0	€0	€0
2011	€80,487	€0	€55,425	€0

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	Documents filed as part of this report

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of the Company, under Item 8 of Part II hereof.

(b)	Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of November 1, 2012, by and among Conte Rosso & Partners S.r.l. and Southern States Sign Company and the Shareholders of Conte Rosso & Partners S.r.l. (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on November 7, 2012)

2.2	Preliminary Agreement, dated as of February 8, 2013, by and between Primesint S.r.l. and ES Group S.r.l. (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on February 14, 2013)

2.3	Preliminary Agreement, dated as of February 8, 2013, by and among Primesint S.r.l and Mavip S.r.l. (incorporated by reference to Exhibit 2.2 of the Company’s Report on Form 8-K filed on February 14, 2013)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on January 25, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on January 25, 2011)

10.1	Lease Agreement, dated as of February 24, 2009, between Ripa Hotel & Resort SpA, as Lessor, and Ku Hotels S.r.l., as Lessee (incorporated by reference to Exhibit 99.5 the Company’s Report on Form 8-K/A filed on February 21, 2013)

10.2	Management Agreement, dated as of February 24, 2009, between Ripa Hotel & Resort SpA, as Lessor, and Ku Hotels S.r.l., as Lessee (incorporated by reference to Exhibit 99.6 the Company’s Report on Form 8-K/A filed on February 21, 2013)

10.3	Lease Agreement, dated as of April 13, 2012, between Terme di Galzignano SpA, as Lessor, and Galzignano Gestioni S.r.l., as Lessee (incorporated by reference to Exhibit 99.7 the Company’s Report on Form 8-K/A filed on February 21, 2013)

10.4	Lease Agreement, dated as of June 28, 2012, between Terme di Galzignano SpA, as Lessor, and Salute e Benessere Alain Messgue Srl, as Lessee (incorporated by reference to Exhibit 99.8 of the Company’s Report on Form 8-K/A filed on February 21, 2013)

10.5*	Amendment to Management Agreement, dated as of March 10, 2013, between Ripa Hotel & Resort Srl, as Lessor, and Ku Hotels Srl, as Lessee

10.6*	Amendment to Lease Agreement, dated as of March 10, 2013, between Ripa Hotel & Resort Srl, as Lessor, and Ku Hotels Srl, as Lessee

10.7*	Agreement, dated as of March 10, 2013, between Ripa Hotel & Resort Srl and Ku Hotels Srl

14.1*	Code of Ethics

16.1	Letter from Silberstein Ungar, PLLC, dated February 13, 2013 (incorporated by reference to Exhibit 16.1 of the Current Report filed on Form 8-K filed on February 13, 2013)

21.1*	Subsidiaries of Southern States Sign Company

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data Files of Financial Statements and Notes

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern States Sign Company

April 16, 2013	By:	/s/Sergio Schisani
Sergio Schisani
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sergio Schisani	Director	April 16, 2013
Sergio Schisani	Chief Executive Officer
and
Principal Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Giancarlo Lanna	Chairman of the Board of Directors	April 16, 2013
Giancarlo Lanna

/s/ Marco Milli	Director	April 16, 2013
Marco Milli

/s/ Charles Gargano	Director	April 16, 2013
Charles Gargano

/s/ Dorothy Herman	Director	April 16, 2013
Dorothy Herman

