Form 10-Q
period 2013-03-31
SOUTHERN STATES SIGN Co
filed 2013-05-20
CIK 1510130

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	For the transition period from__to__.

Commission File Number 333-171842

Southern States Sign Company

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-3014345 (I.R.S. employer identification number)

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

Yes ☐ No ☒

 As of May 15, 2013, there were 40,151,261 shares of the registrant’s common stock outstanding.

SOUTHERN STATES SIGN COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN STATES SIGN COMPANY CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2013 & DECEMBER 31, 2012

€’000	March 31, 2013	December 31, 2012
	Unaudited	Audited
ASSET
Current Assets:
Cash	€115	€441
Net receivables	4,935	4,701
Related parties receivables	22,240	22,043
VAT Tax receivables	1,034	1,628
Other current assets	346	340

Total current assets	28,670	29,153

Non - Current Assets:
Net properties, plant and equipment (Including Capital Leased properties € 36,486 and € 36,805 respectively)	68,621	69,171
Goodwill	1,541	1,541
Other non-current assets (Including Related Parties receivables € 8,890 for 2013 and 2012)	10,692	10,535
Total non - current assets	80,854	81,247

Total Assets	€109,524	€110,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdrafts	€2,908	€2,970
Current maturities of long term loans and capital leases	11,335	11,221
Trade payables	8,524	7,774
Related parties payables	7,000	7,014
Others current liabilities	3,775	4,232
Total current Liabilities	33,542	33,211
Non - current liabilities:
Long term loans and capital leases	41,924	42,188
Shareholder's loans	230	626
Other non-current liabilities	70	70
Total non - current Liabilities	42,224	42,884
Stockholders' Equity
Common stock	27	27
Additional Paid in Capital	26,059	26,059
Retained earnings/(Accumulated loss)	6,822	7,359
Equity attributable to owners of Southern States Sign Company	32,908	33,445
Non-Controlling interests in the consolidated subsidiaries	850	860
Total Stockholders' Equity	33,758	34,305
Total Liabilities and Stockholders' Equity	€109,524	€110,400

SOUTHERN STATES SIGN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 & 2012

€’000, except per share amounts	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
	Unaudited	Unaudited

Revenue from operations	€840	€1,323
Direct operating and selling, general and administrative costs
Direct operating costs	68	144
Selling, general and administrative costs	286	69
Amortization and depreciation	554	764
Total direct operating, selling, and administrative costs	908	977
Operating Profit/(Loss)	(68)	346
Interest income	103
Interest expenses	577	447
Other income		7
Profit/(Loss) from continuing operations, before income taxes	(542)	(94)
Income taxes		37
Profit/(Loss) from continuing operations, net of income taxes	(542)	(131)
Net loss from operations of discontinued operations, after taxes		15
Net income on disposal of discontinued operations, after taxes	-	3,009
Net profit/(loss) from discontinued operations	-	3,024
Consolidated net profit/(loss) for the period	(542)	2,893
Less net loss attributable to non-controlling interests in the consolidated subsidiaries	10	19
Net profit/(loss) attributable to owners of Conte Rosso & Partners S.r.l	(532)	2,912

Profit/(Loss) per share of Common Stock
Loss) from continuing operations	€(0.01)	€(0.00)
Profit from discontinued operations	-	€0.09
Net profit/(loss)	€(0.01)	€0.09

Weighted-average shares outstanding:
Common Stock
Basic and diluted	40,151,261	33,101,852

SOUTHERN STATES SIGN COMPANY
STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

€’000	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
	Unaudited	Unaudited

Net income (loss) for the period	(532)	2,912
Other comprehensive income (loss)
Foreign currency Translation differences	(5)	0
Total comprehensive income (loss) for the period	(537)	2,912

SOUTHERN STATES SIGN COMPANY

 Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional	Retained	Equity attributable to non- controlling	TOTAL
	Shares	Amount	Paid In Capital	earnings	interests	EQUITY

Balance at December 31, 2011	33,101,852	€25	€25,978	€(936)	€(3)	€25,064

Shares issued to Consultants	200,000	1	14	-	-	15

Acquisition of Southern State Sign Company	6,849,409	1	67	-	-	68
Change in Percentage of Controlling Interests	-	-	-	136	895	1,031
Net profit/(loss) for the year	-	-	-	8,153	(32)	8,121

Foreign currency translation	-	-	-	6	-	6

Balance at December 31, 2012	40,151,261	€27	€26,059	€7,359	€860	€34,305

Net Loss for the year	-	-	-	(532)	(10)	(542)

Foreign currency translation	-	-	-	(5)	-	(5)
Balance at March 31, 2013	40,151,261	€27	€26,059	€6,822	€850	€33,758

SOUTHERN STATES SIGN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013 & 2012

€’000	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
	Unaudited	Unaudited

Cash Flows from Operating Activities:
Net Income/(loss)	€(543)	€2,893
Net loss from operations on discontinued operations	-	(15)
Net gain from discontinued operations	-	(3,009)
Net Income/(loss) from continuing operations	(543)	(131)
Depreciation and amortization of non-current assets	554	764
Other non-cash adjustments	(665)	1,018
Cash flows from operations before changes in assets and liabilities	(654)	1,651
Changes in assets and liabilities:
Change in trade receivables	(236)	1,388
Change in related parties receivables	(198)	(1,173)
Change in other receivables	2	(2)
Change in advance payment on purchase and other current assets	(6)	-
Change in other assets	(5)	(58)
Change in trade payables	750	(7,189)
Change in related parties payables	232	22
Change in other payables	58	899
Change in VAT taxes receivable	78	(286)
Change in other liabilities	-	6,904
Net cash provided by/(used in) operating activities of discontinued operations	-	3,754
Net cash provided by/(used in) Operating Activities (A)	21	5,910
Cash Flows from Investing Activities:
Payment for purchase of properties, plant and equipment	-	(968)
Proceeds from sale of associates and other company	9	6
Proceeds from sale of properties, plant and equipment	550
Other investing change	(299)	(10)
Net cash provided by investing activities of discontinued operations	-	(2,274)
Net cash provided by/(used in) investing activities (B)	260	(3,246)
Cash Flows from Financing Activities:
Net reimbursements/borrowings from bank overdrafts	(62)	(42)
Net proceeds from/repayment of issuance of long-term debt	(149)	(6,172)
Net proceeds from/repayment of issuance of shareholders loan	(396)	1,351
Net cash provided by/(used in) financing activities of discontinued operations	-	2,047
Net cash provided by Financing Activities (C )	(607)	(2,816)
Net Increase/(decrease) in Cash and Cash Equivalents (A+B+C)	(326)	(152)
Cash and cash equivalents at beginning of the year	441	312
Cash and cash equivalents at end of the year	€115	€160

SOUTHERN STATES SIGN COMPANY

Notes to unaudited Consolidated Financial Statements

For the three month periods ended March 31, 2013 and 2012

(Euros, amounts in thousands, unless otherwise indicated)

NOTE 1. ORGANIZATION

Southern States Sign Company (“SOST”) is a corporation incorporated in the state of Nevada. SOST operates through its wholly owned subsidiary, Conte Rosso & Partners S.r.l. (“CR&P,” and together with SOST, the “Company”), which is a company incorporated in Italy. Operations are carried out through its subsidiary, CR&P, and mainly consist of investments in the hospitality industry.

On November 1, 2012, the Company entered into the Exchange Agreement with CR&P, pursuant to which the CR&P Shareholders transferred all of the issued and outstanding capital stock of CR&P to the Company in exchange for 21,250,000 newly issued shares of our common stock, resulting in CR&P becoming a wholly owned subsidiary of the Company. The transaction was accounted for as a reverse acquisition into a publicly traded shell corporation, and accordingly, no goodwill was recorded. As a result of the reverse acquisition, the historical financial statements of SOST for the periods prior to the date of the transaction are not presented.

As of March 31, 2013, the consolidated operating subsidiaries are the following (those entities which are indented represent subsidiaries of the entity under which they are indented):

Subsidiaries		% of voting
Name of Company	% Ownership	capital of subsidiary owned by its parent	Location	Principal activity
Southern States Sign Company

A. Conte Rosso & Partners S.r.l.	100.00	100.00	Italy	Hospitality Business

1. Aral Immobiliare S.r.l.*	100.00	100.00	Italy	Hospitality Business

2. C.R.&P. Service S.c.a.r.l.	35.75	35.75	Italy	Group’s Exclusive financial services

3. Galzignano Terme Golf & Resort S.p.A.	100.00	100.00	Italy	Hospitality business

4. Masseria Santo Scalone Hotel & Resort S.r.l.	100.00	100.00	Italy	Hospitality business

5. Primesint S.r.l.	70.00	70.00	Italy	Investment Company

* On March 20, 2013, Aral Immobiliare, S.r.l., a wholly owned subsidiary of the Company, consummated its merger with Ripa Hotel & Resort, S.r.l., formerly a wholly owned subsidiary of CR&P. This merger had no impact on the consolidated financial statements.

NOTE 2. Summary of significant accounting policies

Basis of consolidation

All majority-owned subsidiaries in which CR&P has both voting share and management control are consolidated. All significant intercompany accounts and transactions are eliminated. Subsidiaries over which control is achieved through other means, such as stockholder agreements, are also consolidated, even if less than 51% of voting capital is held. The equity attributable to non-controlling interests in subsidiaries is shown separately in the consolidated financial statements.

Basis of presentation

The consolidated financial statements for the three months period ended March 31, 2013, unaudited, and for the fiscal year ended 2012, audited, are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“US GAAP”).

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

The carrying values of cash equivalents, accounts receivable, financing receivable – current, accounts payable and current maturities of long-term debt approximate fair value due to the short-term nature of these items and their close proximity to maturity.

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

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of March 31, 2013 and December 31, 2012, € 0 is the allowance for doubtful accounts that was required. The Company does not require collateral to support customer receivables.

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

Discontinued operations

In connection with the strategy of focusing on hotel ownership, at the end of September, 2012 we divested all of our non-hotel assets to a related party at cost.

The realized value of these assets is higher than the net asset carrying value.

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

As of December 31, 2012 there are no derivative instruments. During the 2012 there was only one derivative instrument hedging the risk of variable interest rates (an “interest rate cap”), the notional amount of which was € 4 million. This derivative instrument hedges the risk from change of interest rate on a mortgage loan facility with “bullet” repayments originally of € 8 million of which € 6.6 million is outstanding. This derivative was divested as part of our plan to focus on hotels only as of September 30, 2012.

Shareholders’ loans

Shareholders’ loans to the Company are all non-interest bearing. Italian law provides that the shareholders’ loans to a corporation ("S.r.l.") are not preferred and their repayment is subordinated to other categories of debt. As a result all shareholder loans are classified as non-current liabilities.

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

The severance indemnity fund required by Italian law is a liability similar to a defined benefit plan, which, however, according to Italian accounting principles, is not subject to discounting. Given the small number of Company employees, any difference between the present provisions in the financial statements prepared in accordance with Italian GAAP and discounted value of these benefits is considered to be immaterial.

Revenue Recognition

Our revenues are derived from rent we receive according to rental agreements we have in place with a Hotel Management Company. The majority of our rent is fixed and payable monthly. We recognize additional revenue that is variable based on a percentage of the operating profit of our rented hotels.

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

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. There is no interest or penalties relating to tax positions during the periods ended March 31, 2013 and December 31, 2012.

The Company is also subject to examination in Italy where it has filed tax returns for the years 2009 through 2011.

Stockholder’s equity

As of March 31, 2013 the share capital of CR&P is represented by 40,151,261 outstanding shares. Mr. Antonio Conte, the former Chief Executive Officer of the Company and his family contributed 87.14% of the share capital of CR&P.

As of December 31, 2012, after the reverse merge with the shell company Southern State Sign Company, Inc. consummated on November 1, 2012, the share capital of CR&P is represented by 39,526,261 outstanding shares.

NOTE 3. Related parties receivables and payables

Related parties current receivables and payables relate to the former CEO and majority shareholder, Antonio Conte, both directly and indirectly. As of March 31, 2013 the amounts of related parties current receivables and payables mainly refers to CR&P Service, S.c.a.r.l., a subsidiary of the Company incorporated in 2012 that manages the cash facilities of the Company with regards to cash pooling as well as the cash pooling for other companies owned by Mr. Conte that are not consolidated in CR&P (related parties). During the fiscal year 2012 and the three month period ended March 31, 2013, the operations of CR&P Service, S.c.a.r.l. did not have any material impact on the consolidated statement of stockholders’ equity and statement of operations of the Company. The amounts shown as non-current receivables as of March 31, 2013 and December 31, 2012 relate to a receivable from Masoledo, S.r.l., owned by Mr. Conte, in connection with the sale of the non-hotel business.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, included in continuing operations, comprises :

€’000

Property, plant and equipment	March 31, 2013	December 31, 2012

Hotel Ripa building, plant and equipment	€42,654	€42,654
Terme di Galzignano golf, building, plant and equipment	39,229	39,229
Via Buozzi, Rome, building	3,300	3,300
San Giuliano Milanese (Milan), Via Benaco, building	555	555
Ostuni (BR) - Hotel Masseria Santo Scalone building	5,017	5,013
Less accumulated depreciation	(22,134)	(21,580)
Total, net	€68,621	€69,171

The properties owned by the Company as of March 31, 2013 has been recently tested for impairment, by committing a specialized appraisal firm, which provided updated appraisals of their fair value. The methodologies applied in those appraisals mainly consists in the market value method and the discounted future cash flows method. The appraisals show fair value amounts of each property significantly higher than the relevant carrying amount.

NOTE 5. MAJOR ACQUISITIONS AND DIVESTMENTS

Masseria Santo Scalone Hotel & Resort S.r.l.

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

NOTE 6. GOODWILL

The table below shows the breakdown of goodwill related to continuing operations:

€’000

	Owned and leased hotel	Others owned properties	Total
Balance as of January 1, 2012

Goodwill, net	1,149	392	1,541

No Activity during the period

Balance as of December 31, 2012

Goodwill, net	1,149	392	1,541
Balance as of January 1, 2013

Goodwill, net	1,149	392	1,541

No Activity during the period

Balance as of March 31, 2013

Goodwill, net	1,149	392	1,541

In the three month period ended March 31, 2013 and in the fiscal year ended December 31, 2012, the Company did not have any new goodwill or any impairment on existing goodwill.

NOTE 7. OTHER NON-CURRENT ASSETS

The table below shown the breakdown of other non-current assets, related to continuing operations:

€’000	March 31, 2013	December 31, 2012
Related parties non-current receivables	€8,890	€8,890
Investment in other companies	4	13
Accruals and deferred costs	380	375
Other intangible assets	1,418	1,257
Other non-current assets	€10,692	€10,535

NOTE 8. BANK OVERDRAFTS AND LONG-TERM DEBT

Amounts of financial debt due to non-related parties are:

€’000

Mortgages & Capital Leases
	March 31, 2013	December 31, 2012
Mortgage loan on property	€23,862	€23,836
Leasing	29,397	29,573
Total	€53,259	€53,409

	March 31, 2013	December 31, 2012
Current portion of debt	€11,335	€11,221
Long term debt	41,924	42,188
Total	€53,259	€53,409

The following tables sets out the main terms and conditions and the outstanding balances as of March 31, 2013 and December 31, 2012 of the financial debts:

Outstanding bank overdrafts

as of March 31, 2013 and December 31, 2012

€’000

Company	Type of debt	Object	Collateral	Outstanding balance as of March 31, 2013	Outstanding balance as of Dec. 31, 2012
CONTE ROSSO & PARTNERS, S.R.L.	BANK OVERDRAFT	Cash facility	-	2,000	2,051
TERME DI GALZIGNANO, S.r.l.	BANK OVERDRAFT	Cash facility	-	908	919
			TOTAL	2,908	2,970

Outstanding non-current loans

as of March 31, 2013 and December 31, 2012

€’000

Company	Type of debt	Object	Collateral	Outstanding balance as of March 31, 2013	Outstanding balance as of Dec. 31, 2012
CONTE ROSSO & PARTNERS, S.R.L.	CAPITAL LEASE	Building purchase	Headquarter property, via B.Buozzi, Rome, Italy	2,640	2,665
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	608	688
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	2,388	2,388
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	510	510
PRIMESINT, S.r.l.	CAPITAL LEASE	Building purchase	Building, Via Benaco, San Giuliano (Milan), Italy	355	342
ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	26,437	26,713
ARAL IMMOBILIARE, S.r.l.	MORTGAGE LOAN	Building purchase	Building, Porto Cervo (Olbia), Italy	438	438
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	14,503	14,361
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	5,380	5,304
			TOTAL	53,259	53,409

The following table sets out the significant term and future payments of long-term loans:

€’000				Installments maturity as of December 31
Company	Type of debt	Object	Collateral	2013	2014	2015	2016	2017
CONTE ROSSO & PARTNERS, S.R.L.	CAPITAL LEASE	Building purchase	Headquarter property, via B.Buozzi, Rome, Italy	€223	€103	€108	€113	€118
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	338	270	-	-	-
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	783	189	197	206	215
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	510	-	-	-	-
PRIMESINT, S.r.l.	CAPITAL LEASE	Building purchase	Building, Via Benaco, San Giuliano (Milan), Italy	51	22	23	24	25
ARAL IMMOBILIARE, S.r.l.	MORTGAGE LOAN	Building purchase	Building, Porto Cervo (Olbia), Italy	60	61	63	66	69
ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	522	621	649	678	709
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	3,469	1,379	1,379	1,379	1,379
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	5,380	-	-	-	-
			TOTAL	€11,335	€2,645	€2,419	€2,467	€2,516

The following table sets out the amounts of the assets held and used by capital lease:

€’000	Asset Balances at	Asset Balances at
Class of property	March 31, 2013	December 31, 2012

Building	€42,580	€42,580

Less: accumulated depreciation	(6,094)	(5,775)

Net balance	€36,486	€36,805

The following table sets out the schedule of the undiscounted and discounted future minimum lease payments:

€’000

Minimum lease payments (future and net present value)
Twelve month period ending March 31:
2014	€2,012
2015	2,012
2016	2,012
2017	2,012
2018	2,012
Later years	22,568
Purchase option	11,965
Net minimum lease payments	44,595
Less: Amount representing interest	(15,198)
Present value of net minimum lease payments	€29,397

As of March 31, 2013, there are no unused credit lines.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTE 10. INCOME TAXES

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

Our operating losses carried forward and available for offset against future profits as of March 31, 2013 and December 31, 2012 is € 967 and € 651, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of March 31, 2013 and December 31 2012:

€’000	March 31, 2013	2012
Deferred tax asset – net operating loss carryovers	328	179
Less Valuation allowance	(328)	(179)
Net deferred tax asset	€-	€-

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

The reconciliation of income tax benefit attributable to continuing operations computed at the Italian statutory tax rates to the income tax benefit recorded is as follows:

	Three months period ended March 31,
€’000	2013	2012
Income tax at Italian statutory rate of 27.5%	€(149)	€796
Increase in valuation allowance	149	(796)
Income tax benefit	€-	€-

NOTE 13. SUBSEQUENT EVENTS

 On May 15, 2013, Galzignano Terme Golf & Resort S.p.A.(“Galzignano”), a wholly owned subsidiary of the Company, was formally notified that an arbitration panel rendered a judgment against it in the amount of € 5.05 million in connection with a dispute involving the renovation of the Hotel Majestic in 2010. For more information regarding the arbitration award, see Part II, Item 1. – “Legal Proceedings” of this quarterly report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Current Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business. All amounts are set forth in euros.

The following discussion and analysis relates to the results of the Company and should be read in conjunction with the financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q. For further discussion and analysis related to the results of the Company, please see our Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 16, 2013.

Overview

Southern States Sign Company is a hospitality company that owns and develops hotels and spas in Italy. We operate through our wholly owned subsidiary, Conte Rosso & Partners S.r.l. (“CR&P”) and, as a result, are classified as property investment specialists.

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

Basis of consolidation

All majority-owned subsidiaries in which CR&P has both voting share and management control are consolidated. All significant intercompany accounts and transactions are eliminated. Subsidiaries over which control is achieved through other means, such as stockholder agreements, are also consolidated even if less than 51% of voting capital is held. The equity attributable to non-controlling interests in subsidiaries is shown separately in the consolidated financial statements.

Basis of presentation

The consolidated financial statements for the three months ended March 31, 2013 and for the fiscal year ended December 31, 2012 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of March 31, 2013 and December 31, 2012 no allowance for doubtful accounts was required. The Company does not require collateral to support customer receivables.

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

Assets and liabilities held for resale

In connection with the strategy of concentrating in the portfolio of hotel, power, and plantations investments, in the periods presented we entered into various negotiations with potential purchasers to sell. Most of these sales were concluded at the end of September 30, 2012.

The realized value of these assets are higher than the net asset carrying value and that resulted in a gain on discontinued operations.

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

As of December 31, 2012 there are no derivative instruments. During the 2012 there was only one derivative instrument hedging the risk of variable interest rates (an “interest rate cap”), the notional amount of which was € 4 million. This derivative instrument hedges the risk from change of interest rate on a mortgage loan facility with “bullet” repayments originally of € 8 million of which € 6.6 million is outstanding. This derivative was divested as part of our plan to focus on hotels only as of September 30, 2012.

Shareholders’ loans

Shareholders’ loans to the Company are all non-interest bearing. Italian law provides that the shareholders’ loans to a limited liability company ("S.r.l.") are not preferred and their repayment is subordinated to other categories of debt. As a result all shareholder loans are classified as non-current liabilities.

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

The severance indemnity fund required by Italian law is a liability similar to a defined benefit plan, which, however, according to Italian accounting principles, is not subject to discounting. Given the small number of Company employees any difference between the present provisions in the financial statements prepared in accordance with Italian GAAP and discounted value of these benefits is considered to be immaterial.

Revenue Recognition

Our revenues are derived from rent we receive according to rental agreements we have in place with a hotel management company. The majority of our rent is fixed and payable monthly. We recognize additional revenue that is variable based on a percentage of the operating profit of our rented hotels.

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

Results of Operations

For the three months ended March 31, 2013 and March 31, 2012

€’000	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
	Unaudited	Unaudited

Revenue from operations	€840	€1,323
Direct operating and selling, general and administrative costs
Direct operating costs	68	144
Selling, general and administrative costs	286	69
Amortization and depreciation	554	764
Total direct operating, selling, and administrative costs	908	977
Operating Profit/(Loss)	(68)	346
Interest income	103
Interest expenses	577	447
Other income		7
Profit/(Loss) from continuing operations, before income taxes	(542)	(94)
Income taxes		37
Profit/(Loss) from continuing operations, net of income taxes	(542)	(131)
Net loss from operations of discontinued operations, after taxes		15
Net income on disposal of discontinued operations, after taxes		3,009
Net profit/(loss) from discontinued operations		3,024
Consolidated net profit/(loss) for the period	(542)	2,893
Less net loss attributable to non-controlling interests in the consolidated subsidiaries	10	19
Net profit/(loss) attributable to owners of Conte Rosso & Partners S.r.l	(532)	2,912

Revenues

Revenues for the three month periods ended March 31, 2013 and March 31, 2012 were € 840,000 and € 1,323,000 respectively. The decrease in revenues of approximately € 483,000 or 37% was due to the switch from a direct management system (where revenues reflected the cash paid by hotel customers) to a third party management system (where revenues consist of the fees that we receive from JSH, the management company, and thus are already net of any costs).

Direct Operating Costs

Direct Operating Costs for the three month period ended March 31, 2013, decreased approximately € 69,000, or 7%, compared to the three month period ended March 31, 2012. This decrease is mainly due to the replacement of direct management of the Galzignano Hotel & Resort with third party management.

direct operating costs is due to the fact that is mainly due to the same reason mentioned above

Selling, General and Administrative Costs

Selling, General and Administrative costs for three month periods ended March 31, 2013, and 2012 were approximately €287,000 and €69,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, occupancy expenses, sales travel, consulting costs and other expenses. This increase is mainly due to the advisory costs related to the reverse merger and pre-listing process.

Amortization and Depreciation

Amortization and depreciation for the three month periods ended March 31, 2013, and 2012 were approximately €554,000 and €764,000, respectively. Such expenses consist primarily of depreciation of properties, plant and equipment held by Conte Rosso & Partners and its subsidiary Aral Immobiliare, S.r.l. The decrease of approximately €210,000 was mainly due to the revaluation of the useful life of the assets.

Interest Income

Interest income for three month periods ended March 31, 2013, and 2012 was approximately €103,000 and €0, respectively. The increase was mainly due to the Company’s liquidity management efficiency, focused on the subsidiary CR&P Service, S.c.a.r.l.

Interest Expense

Interest expense for the three month periods ended March 31, 2013, and 2012 was approximately € 577,000 and € 447,000, respectively. The increase was mainly due an increase in the financial debt of the Company in 2013 compared with the same period in 2012.

Other Income

Other Income for the three month periods ended March 31, 2013, and 2012 was approximately € 0 and € 7,000, respectively. The amount shown in 2012 was immaterial.

Discontinued operations

During the three month period ended March 31, 2012, we initiated the selling of non-hospitality subsidiaries to related parties (owned directly and indirectly by Antonio Conte, the former Chief Executive Officer of the Company) for a gain of € 3,009,000, net of taxes. The net profit from these discontinued operations was € 15,000. We have no continuing involvement with these divested subsidiaries.

Income Taxes

Income taxes for the three month periods ended March 31, 2013 and 2012 were approximately € 0 and € 37,000, respectively. The decrease is immaterial.

Liquidity and Capital Resources

For the three months period ended March 31, 2013 and 2012

As of March 31, 2013, we had cash and cash equivalents of approximately €115,000, negative working capital of approximately € 4,872,000 and retained earnings of approximately € 6,822,000.

Cash Flows from Operating Activities

Our operating activities resulted in net cash provided by operating activities of approximately €21,000 for the three month period ended March 31, 2013 compared to approximately €5,910,000 cash provided in the three month period ended March 31, 2012.

The net cash provided by operating activities for the three month period ended March 31, 2013 reflects a net loss of approximately €543,000 and a depreciation and amortization of approximately €554,000. Changes in assets and liabilities included a decrease in trade receivables of approximately €236,000, a decrease in related party receivables of approximately €198,000, an increase in other receivables of approximately €2,000, a decrease in advanced payments on purchases of property of approximately €6,000, a decrease in other assets of approximately €5,000, an increase in trade payables of approximately €750,000, an increase in related party payables of approximately €232,000, an increase in other payables of approximately €58,000, an increase in VAT taxes receivable of approximately €78,000.

The net cash provided by operating activities for the three month period ended March 31, 2012 reflects a net income of approximately €2,893,000, a net loss from operations on discontinued operations of approximately € 15,000 and a depreciation and amortization of approximately €764,000, offset by a gain on disposal of discontinued operations of approximately € 3,009,000. Changes in assets and liabilities included an increase in trade receivables of approximately €1,388,000, a decrease in related party receivables of approximately €1,173,000, a decrease in other receivables of approximately €2,000, a decrease in other assets of approximately €58,000, a decrease in trade payables of approximately €7,189,000, an increase in related party payables of approximately €22,000, an increase in other payables of approximately €899,000, a decrease in VAT tax receivable of approximately €286,000,an increase in other liabilities of approximately €6,904,000 and a net cash provided by operating activities of discontinued operations of approximately € 3,754,000.

Cash Flows from Investing Activities

The net cash provided by investing activities for the three month period ended March 31, 2013 of approximately € 259,000 consist primarily , of the cash inflow of approximately € 550,000 offset by by a decrease for other investing change of approximately € 299.

The net cash used in investing activities for the three month period ended March 31, 2012 of approximately € 3,246,000 consist primarily of the cash outflow of approximately € 2,274,000 for the purchase of properties, plants and equipment in connection with relating to the operations of the non-hospitality business that has since been divested, and a cash outflow of approximately € 968,000.

Cash Flows from Financing Activities

Net cash used in financing activities for the three month period ended March 31, 2013 was approximately €607,000, which was mainly due to the reimbursement of shareholders loans (approximately € 396,000). Net cash used in the three months period ended March 31, 2012 was approximately € 2,816,000, which was mainly due to the repayment of long-term loans (approximately € 6,172,000) offset by a repayment of shareholders loans of approximately € 1,351,000 and a net cash outflow provided by discontinued operations.

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, interest payments, capital repayments, capital expenditures and working capital requirements. Whilst we are able to manage certain aspects of these cash requirements, the level of income, rate of repayment of related party receivables and cost of debt, where variable, are outside of our control. We are also planning, but as of yet have no contractual commitments, to make acquisitions in the future, and whilst we wish to effect at least some of these acquisitions through the issuance of shares, there can be no assurance that the vendors will accept such consideration, and consequently, we to effect such acquisitions using cash. Also, we plan to further borrow funds in to finance these acquisitions.

Based on existing assets, expected related party receivables repayments, business level, debt and interest rates, we believe our current resources are sufficient for at least the next twelve months.

However, to implement the business plan for the expansion of our assets, we will require additional financing in the future. The timing of our need for additional capital will depend on the timing of the completion of the planned acquisitions, the terms of such acquisitions and whether existing lenders are willing to continue to provide financing upon a change of control of such assets.

We are in the process of developing two properties which will require capital expenditure – the Green Park Hotel, which is being converted into apartments, and the expansion of the Masseria Hotel.

While the first part of the Masseria development has already started and will be completed by April 2013, the second part, including the creation of an additional 24 rooms, will take place in the first quarter of 2014. It is expected that the first part of the development will cost an additional € 400 (approximately $520). A development loan is currently being negotiated for this amount. The terms of the loan are expected to include interest only during the development period and then bullet repayment to be effected by entering into a longer term mortgage financing secured by the property. At present time, no internal capital is expected to be required for this expansion. The last part of the development will cost approximately €600 ($780).

The development of the Green Park Hotel should start in the second half of 2014. It is expected that the Green Park Hotel conversion will cost approximately € 4.4 million ($ 5.7 million) over a period of 1½ years from commencement in 2014.

No work beyond planning and the negotiation of financing has taken place, and no work will begin until the required financing has been agreed and contracted with the lending institutions.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of March 31, 2013, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

 On May 15, 2013, Galzignano Terme Golf & Resort S.p.A.(“Galzignano”), a wholly owned subsidiary of the Company, was formally notified that an arbitration panel rendered a judgment against it in the amount of € 5.05 million in connection with a dispute involving the renovation of the Hotel Majestic in 2010 pursuant to the terms of two procurement contracts, dated as of November 30, 2009 and May 7, 2010, respectively, by and between Galzignano and Sercos SpA (“Sercos”), a construction company based in Parma, Italy. Galzignano plans to appeal the judgment of the arbitration panel to the Court of Venice within 60 days of the notification, as provided by Italian law. The appeal is expected to be examined by the Court of Venice during the last quarter of the current fiscal year.

Item 1A.	Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item5.	Other Information.

  None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit
2.1	Preliminary Agreement, dated as of February 8, 2013, by and between Primesint S.r.l. and ES Group S.r.l. (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on February 14, 2013)
2.2	Preliminary Agreement, dated as of February 8, 2013, by and among Primesint S.r.l and Mavip S.r.l. (incorporated by reference to Exhibit 2.2 of the Company’s Report on Form 8-K filed on February 14, 2013)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on January 25, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on January 25, 2011)
10.1	Amendment to Management Agreement, dated as of March 10, 2013, between Ripa Hotel & Resort Srl, as Lessor, and Ku Hotels Srl, as Lessee (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 10-K filed on April 16, 2013)
10.2	Amendment to Lease Agreement, dated as of March 10, 2013, between Ripa Hotel & Resort Srl, as Lessor, and Ku Hotels Srl, as Lessee (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 10-K filed on April 16, 2013)
10.3	Amendment to Lease Agreement, dated as of March 10, 2013, between Ripa Hotel & Resort Srl, as Lessor, and Ku Hotels Srl, as Lessee (incorporated by reference to Exhibit 10.7 of the Company’s Report on Form 10-K filed on April 16, 2013)
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	Interactive Data Files of Financial Statements and Notes
*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern States Sign Company.

May 20, 2013	By:	/s/ Sergio Schisani
Sergio Schisani
Chief Executive Officer and Principal Financial Officer

- 30 -