Form 10-Q
period 2013-06-30
SOUTHERN STATES SIGN Co
filed 2013-08-14
CIK 1510130

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

☐	For the transition period from ___ to ____.

Commission File Number 333-171842

Southern States Sign Company
(Exact name of small business issuer as specified in its charter)

Nevada	26-3014345
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

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

Yes ☐ No ☒

As of August 9, 2013, there were 40,151,261shares of the registrant’s common stock outstanding.

SOUTHERN STATES SIGN COMPANY

FORM 10-Q
For the Quarter Ended June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN STATES SIGN COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 & DECEMBER 31, 2012

€’000	June 30,	December 31,
	2013	2012
	Unaudited	Audited
ASSET
Current Assets:
Cash	€158	€441
Net receivables	4,819	4,701
Related parties receivables	22,517	22,043
VAT Tax receivables	1,023	1,628
Other current assets	340	340
Available-for-sale assets		444
Total current assets	28,857	29,597

Non - Current Assets:
Net properties, plant and equipment (Including Capital Leased properties € 35,731 and € 36,361 respectively)	67,571	68,727
Goodwill	1,541	1,541
Other non-current assets (Including Related Parties receivables € 8,890 for 2013 and 2012)	10,617	10,535
Total non - current assets	79,729	80,803

Total Assets	€108,586	€110,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdrafts	€909	€2,970
Current maturities of long term loans and capital leases	13,148	11,196
Trade payables	8,360	7,774
Related parties payables	7,521	7,014
Others current liabilities	4,110	4,232
Available-for-sale assets		335
Total current Liabilities	34,048	33,521
Non - current liabilities:
Long term loans and capital leases	40,044	41,888
Shareholder's loans	2,448	626
Other non-current liabilities	60	60
Total non-current Liabilities	42,552	42,574
Stockholders' Equity
Common stocks	27	27
Additional Paid in Capital	26,059	26,059
Retained earnings/(Accumulated loss)	5,133	7,359
Equity attributable to owners of Southern States Sign Company	31,219	33,445
Non-Controlling interests in the consolidated subsidiaries	767	860
Total Stockholders' Equity	31,986	34,305
Total Liabilities and Stockholders' Equity	€108,586	€110,400

SOUTHERN STATES SIGN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 & 2012

€’000, except per share amounts	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue from operations	€319	€961	€1,159	€2,284
Direct operating and selling, general and administrative costs
Direct operating costs	148	322	216	467
Selling, general and administrative costs	667	(43)	954	25
Amortization and depreciation	622	668	1,176	1,432
Total direct operating, selling, and administrative costs	1,437	947	2,346	1,924
Operating Profit/(Loss)	(1,118)	14	(1,187)	360
Interest income	(57)	4	46
Interest expenses	568	753	1,145	1,196
Other income		10		17
Loss from continuing operations, before income taxes	1,743	725	2,286	819
Income taxes		38		75
Loss from continuing operations, net of income taxes	1,743	763	2,286	894
Net loss from operations of discontinued operations, after taxes		878		863
Net income/(loss) on disposal of discontinued operations, after taxes	(32)	306	(32)	3,315
Net profit/(loss) from discontinued operations	(32)	(572)	(32)	2,452
Consolidated net profit/(loss) for the period	(1,775)	(1,335)	(2,318)	1,558
Less net loss attributable to non-controlling interests in the consolidated subsidiaries	83	146	93	165
Net profit/(loss) attributable to owners of Southern States Sign Company	€(1,692)	€(1,189)	€(2,225)	€1,723

Profit/(Loss) per share of Common Stock
Loss from continuing operations	€(0.04)	€(0.02)	€(0.06)	€(0.02)
Profit/(loss) from discontinued operations	€(0.00)	€(0.02)	€(0.00)	€0.07
Net profit/(loss)	€(0.04)	€(0.04)	€(0.06)	€0.05

Weighted-average shares outstanding:
Common Stock
Basic and diluted	40,151,261	33,101,852	40,151,261	33,101,852

SOUTHERN STATES SIGN COMPANY
STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

€’000	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	2013	June 30,
	2013	2012	June 30,	2012
	Unaudited	Unaudited	Unaudited	Unaudited

Net profit/(loss) for the period	€(1,692)	€(1,189)	€(2,225)	€1,723
Other comprehensive income
Foreign currency Translation differences	5		(1)
Total comprehensive income for the period	€(1,687)	€(1,189)	€(2,226)	€1,723

SOUTHERN STATES SIGN COMPANY
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

€’000	Common Stock		Additional	Retained	Equity	TOTAL
	Shares	Amount	Paid In	earnings	interests	EQUITY
Balance at December 31, 2011	33,101,852	€25	€25,978	€(936)	€(3)	€25,064

Shares issued to Consultants	200,000	1	14	-	-	15

Acquisition of Southern States Sign Company	6,849,409	1	67	-	-	68

Change in Percentage of Controlling Interests	-	-	-	136	895	1,031

Net profit/(loss) for the year	-	-	-	8,153	(32)	8,121

Foreign currency translation	-	-	-	6	-	6

Balance at December 31, 2012	40,151,261	€27	€26,059	€7,359	€860	€34,305

Net profit/(loss) for the year	-	-	-	(2,225)	(93)	(2,318)

Foreign currency translation	-	-	-	(1)	-	(1)
Balance at June 30, 2013	40,151,261	€27	€26,059	€5,133	€767	€31,986

SOUTHERN STATES SIGN COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 & 2012

€’000	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2012
	Unaudited	Unaudited
Cash Flows from Operating Activities:
Net Income/(loss)	€(2,318)	€1,558
Net loss from operations on discontinued operations		864
Net gain/(loss) from discontinued operations	32	(3,315)
Net Income/(loss) from continuing operations	(2,286)	(893)
Depreciation and amortization of non-current assets	1,176	1,432
Other non-cash adjustments	74	0
Cash flows from operations before changes in assets and liabilities	(1,036)	539
Changes in assets and liabilities:
Change in trade receivables	(118)	(2,089)
Change in related parties receivables	(475)	(879)
Change in other receivables		(214)
Change in other assets	75	78
Change in trade payables	951	(2,048)
Change in related parties payables	507
Change in other payables	49	999
Change in VAT taxes	434	751
Change in other liabilities		1,610
Net cash provided by operating activities of discontinued operations		(2,628)
Net cash provided by/(used in) Operating Activities (A)	387	(3,881)
Cash Flows from Investing Activities:
Purchases of intangible assets	(1)
Purchase of properties, plant and equipment	(19)
Proceeds from sale of associates and other company	9
Other investing change	(338)
Net cash provided by investing activities of discontinued operations		2,966
Net cash provided by/(used in) investing activities (B)	(349)	2,966
Cash Flows from Financing Activities:
Net (reimbursements)/borrowings from bank overdrafts	(2,061)	26
Net proceeds from/(repayment of) issuance of long-term debt	(109)	(2,638)
Net proceeds from issuance/(repayment of) shareholders loan	1,631	5,195
Net cash provided by/(used in) financing activities of discontinued operations		(921)
Net cash provided by Financing Activities (C )	(321)	1,662
Net Increase/(decrease) in Cash and Cash Equivalents (A+B+C)	(283)	747
Cash and cash equivalents at beginning of the year	441	312
Cash and cash equivalents at end of the year:	€158	€1,059

SOUTHERN STATES SIGN COMPANY

Notes to Consolidated Financial Statements
For the six month period ended June 30, 2013 and 2012
 (Euros, amounts in thousands, unless otherwise indicated)

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

On November 1, 2012, the Company entered into a share exchange agreement with CR&P, pursuant to which the shareholders of CR&P transferred all of the issued and outstanding capital stock of CR&P to SOST in exchange for 21,250,000 newly issued shares of the Company’s common stock, resulting in CR&P becoming a wholly owned subsidiary of SOST (the “Share Exchange”). The transaction was accounted for as a reverse acquisition into a publicly traded shell corporation, and accordingly, no goodwill was recorded. As a result of the Share Exchange, the historical financial statements of SOST for the periods prior to the date of the transaction are not presented.

As of June 30, 2013, the consolidated operating subsidiaries are the following (those entities which are indented represent subsidiaries of the entity under which they are indented):

Subsidiaries		% of voting
Name of Company	% Ownership	capital of subsidiary owned by its parent	Location	Principal activity
Southern States Sign Company

A. Conte Rosso & Partners S.r.l.	100.00	100.00	Italy	Hospitality Business

1. Aral Immobiliare S.r.l.	100.00	100.00	Italy	Hospitality Business

2. C.R.&P. Service S.c.a.r.l.	35.75	35.75	Italy	Group’s Exclusive financial services

3. Galzignano Terme Golf & Resort S.p.A.	100.00	100.00	Italy	Hospitality business

4. I.B.H. Management Company S.r.l.*	100.00	100.00	Italy	Hospitality business

5. Masseria Santo Scalone Hotel & Resort S.r.l.	100.00	100.00	Italy	Hospitality business

6. Primesint S.r.l.	70.00	70.00	Italy	Investment Company

In April of this fiscal year, I.B.H. Management Company, S.r.l. (“I.B.H”), a wholly owned subsidiary of the Company, was incorporated. I.B.H. currently has no operations.

NOTE 2. Summary of significant accounting policies

Basis of consolidation

All majority-owned subsidiaries in which CR&P has both a voting share and management control are consolidated. All significant intercompany accounts and transactions are eliminated. Subsidiaries over which control is achieved through other means, such as stockholders’ agreements, are also consolidated even if less than 51% of voting capital is held. The equity attributable to non-controlling interests in subsidiaries is shown separately in the consolidated financial statements.

Basis of presentation

The consolidated financial statements for the six months ended June 30, 2013, unaudited, and for the fiscal year ended 2012, audited, are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“US GAAP”).

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

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of June 30, 2013 and December 31, 2012, € 0 is the allowance for doubtful accounts that was required. The Company does not require collateral to support customer receivables.

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

Shareholder loans

Shareholder loans to the Company are all non-interest bearing. Italian law provides that the shareholders loans to a corporation ("S.r.l.") are not preferred and their repayment is subordinated to other categories of debt. As a result all shareholder loans are classified as non-current liabilities.

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

The severance indemnity fund required by Italian law is a liability similar to a defined benefit plan, which, however, according to Italian accounting principles, is not subject to discounting. Given the small number of Company employee any difference between the present provisions in the financial statements prepared in accordance with Italian GAAP and discounted value of these benefits is considered to be immaterial.

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

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. There is no interest or penalties relating to tax positions during the periods ended June 30, 2013 and December 31, 2012.

The Company is also subject to examination in Italy where it has filed tax returns for the years 2009 through 2011.

Stockholder’s equity

As of June 30, 2013, the share capital of CR&P is represented by 40,151,261 outstanding shares. Mr. Antonio Conte and his wife Maddalena Olivieri contributed 82.44% of the share capital of CR&P.

As of December 31, 2012, after the Share Exchange was consummated on November 1, 2012, the share capital of CR&P is represented by 39,526,261 outstanding shares. Mr. Antonio Conte and his family contributed 87.14% of the share capital of CR&P.

NOTE 3. Related parties receivables and payables

Related parties current receivables and payables relate to the former CEO and shareholder, Mr. Antonio Conte, both directly and indirectly. As of June 30, 2013 the amounts of related parties current receivables and payables mainly refers to CR&P Service, S.r.l., a subsidiary incorporated in 2012 that manages the Company’s cash facilities and cash pooling and also for other companies owned by Mr. Conte but not consolidated in CR&P (related parties). During the fiscal year 2012 and the six months period ended June 30, 2013, the operations of CR&P Service, S.r.l. did not generate any material impact on the consolidated equity and statement of operations of CR&P. The amount shown as non-current receivables as at June 30, 2013 and December 31, 2012 relates to a receivable from Masoledo, S.r.l., owned by Mr. Conte in connection with the sale of the non-hotel business which occurred in September, 2012.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, included in continuing operations, comprises:

€’000

Property, plant and equipment	June 30, 2013	December 31, 2012

Hotel Ripa building, plant and equipment	€42,654	€42,654
Terme di Galzignano golf, building, plant and equipment	39,117	39,229
Via Buozzi, Rome, building	3,300	3,300
Ostuni (BR) - Hotel Masseria Santo Scalone building	5,028	5,013
Less accumulated depreciation	(22,528)	(21,469)
Total, net	€67,571	€68,727

The properties owned by the Company as of June 30, 2013 has been recently tested for impairment, by committing a specialized appraisal firm, which provided updated appraisals of their fair value. The methodologies applied in those appraisals mainly consists in the market value method and the discounted future cash flows method. The appraisals show fair value amounts of each property significantly higher than the relevant carrying amount.

NOTE 5. MAJOR ACQUISITIONS AND DIVESTMENTS

Masseria Santo Scalone Hotel & Resort S.r.l.

In line with the strategy to expand operations in the hospitality area, on September 29, 2012 the Company acquired 100.00% of Masseria Santo Scalone Hotel & Resort S.r.l. (“Masseria”) from a related party (Masoledo, S.r.l., owned by Mr. Conte and his family). The cost of acquisition of Masseria was € 23,266 million. It was paid with cash of € 4.90 million and assumption of € 18,276 million of debt.

The primary asset of Masseria is a resort spa located in Ostuni, Pulia, in the south of Italy. The complex is restructuring.

The balance sheet effects of the acquisition are summarized below:

The purchase price allocation for the acquisition of Masseria Santo Scalone Hotel & Resort S.r.l. is as follows;

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

Divestment of the property in Via Benaco, Milan, Italy

In order to focus on the hospitality business, in April, 2013 the Company sold the property located in Via Benaco, Milan (Italy). The property has been owned under a capital lease contract, which has been transferred to the acquirer with no-cash inflow paid.

The balance sheet effects of this disposal are summarized in the table below:

Balance sheets effects of the divestment of the property in Via Benaco, Milan (Italy)

€’000	April 1, 2013
Inflow of cash and other assets	€0
Total assets divested, less accumulated depreciation	(439)
Total liabilities divested	407
Recognized loss	(32)

The loss resulting from this divestment has been recognized in the consolidated statement of operations as a loss on disposal of discontinued operations.

NOTE 6. GOODWILL

The table below shows the breakdown of goodwill related to continuing operations:

€’000

	Owned and leased hotel	Others owned properties	Total
Balance as of January 1, 2012

Goodwill, net	1,149	392	1,541

No Activity during the period

Balance as of December 31, 2012

Goodwill, net	1,149	392	1,541
Balance as of January 1, 2013

Goodwill, net	1,149	392	1,541

No Activity during the period

Balance as of June 30, 2013

Goodwill, net	1,149	392	1,541

In the six months period ended June 30, 2013 and in the fiscal year ended December 31, 2012, the company did not have any new goodwill or any impairment on existing goodwill.

NOTE 7. OTHER NON-CURRENT ASSETS

The table below shown the breakdown of other non-current assets, related to continuing operations:

€’000	June 30, 2013	December 31, 2012

Related parties non-current receivables	€8,890	€8,890

Investment in other companies	4	13

Accruals and deferred costs	300	375

Other intangible assets	1,423	1,257

Other non-current assets	€10,617	€10,535

NOTE 8. BANK OVERDRAFTS AND LONG-TERM DEBT

Amounts of financial debt due to non-related parties for continuing operations are:
€’000

Mortgages & Capital Leases
	June 30, 2013	December 31, 2012
Mortgage loan on property	€23,864	€23,689
Leasing	29,328	29,394
Total	€53,192	€53,083

	June 30, 2013	December 31, 2012
Current portion of debt	€13,148	€11,196
Long term debt	40,044	41,887
Total	€53,192	€53,083

The following tables sets out the main terms and conditions and the outstanding balances as of June 30, 2013 and December 31, 2012 of the financial debts:

Outstanding bank overdrafts

as of June 30, 2013 and December 31, 2012

€’000
Company	Type of debt	Object	Collateral	Outstanding balance as of June 30, 2013	Outstanding balance as of Dec. 31, 2012
CONTE ROSSO & PARTNERS, S.R.L.	BANK OVERDRAFT	Cash facility	-	-	2,051
TERME DI GALZIGNANO, S.r.l.	BANK OVERDRAFT	Cash facility	-	909	919
			TOTAL	909	2,970

Outstanding non-current loans related to continuing operations as of June 30, 2013 and December 31, 2012

€’000

Company	Type of debt	Object	Collateral	Outstanding. balanceas of June 30, 2013	Outstanding balance as of Dec. 31, 2012
CONTE ROSSO & PARTNERS, S.R.L.	CAPITAL LEASE	Building purchase	Headquarter property, via B.Buozzi, Rome, Italy	2,652	2,665
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	608	688
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	2,388	2,388
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	510	510
ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	26,676	26,729
ARAL IMMOBILIARE, S.r.l.	MORTGAGE LOAN	Building purchase	Building, Porto Cervo (Olbia), Italy	366	438
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	14,535	14,361
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	5,457	5,304
			TOTAL	53,192	53,083

The following table sets out the significant term and future payments of long-term loans:

€’000				Installments maturity as of June 30
Company	Type of debt	Object	Collateral	2014	2015	2016	2017	2018
CONTE ROSSO & PARTNERS, S.R.L.	CAPITAL LEASE	Building purchase	Headquarter property, via B.Buozzi, Rome, Italy	€137	€106	€110	€115	€121
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	328	280
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	783	201	207	216	225
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	510
ARAL IMMOBILIARE, S.r.l.	MORTGAGE LOAN	Building purchase	Building, Porto Cervo (Olbia), Italy	60	61	63	65	68
ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	994	635	664	694	725
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	4,880	1,379	1,379	1,379	1,379
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	5,456
			TOTAL	€13,148	€2,662	€2,423	€2,469	€2,518

The following table sets out the amounts of the assets held and used by capital lease, related to continuing operations:

€’000	Asset Balances at	Asset Balances at
Class of property	June 30, 2013	December 31, 2012

Building	€42,030	€42,030

Less: accumulated depreciation	(6,299)	(5,669)

Net balance	€35,731	€36,361

The following table sets out the schedule of the undiscounted and discounted future minimum lease payments:

€’000

Minimum lease payments (future and net present value)

Twelve months period ending June 30:

2014	€2,400
2015	1,977
2016	1,977
2017	1,977
2018	1,977
Later years	21,964
Purchase option	11,852
Net minimum lease payments	44,124
Less: Amount representing interest	(14,796)
Present value of net minimum lease payments	€29,328

As of June 30, 2013, there are no unused credit lines.

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

Our operating losses carried forward and available for offset against future profits as of June 30, 2013 and December 31, 2012 is € 2,937 and € 651, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of June 30, 2013 and December 312012:

€’000	June 30, 2013	2012
Deferred tax asset – net operating loss carryovers	808	179
Less Valuation allowance	(808)	(179)
Net deferred tax asset	€-	€-

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

The reconciliation of income tax benefit attributable to continuing operations computed at the Italian statutory tax rates to the income tax benefit recorded is as follows:

	Six months period ended June 30,
€’000	2013	2012
Income tax at Italian statutory rate of 27.5%	€(629)	€796
Increase in valuation allowance	629	(796)
Income tax benefit	€-	€-

NOTE 13. SUBSEQUENT EVENTS

On May 15, 2013, Galzignano Terme Golf & Resort S.p.A.(“Galzignano”), a wholly owned subsidiary of the Company, was formally notified that an arbitration panel rendered a judgment against it in the amount of € 5.05 million in connection with a dispute involving the renovation of the Hotel Majestic in 2010 pursuant to the terms of two procurement contracts, dated as of November 30, 2009 and May 7, 2010, respectively, by and between Galzignano and Sercos SpA (“Sercos”), a construction company based in Parma, Italy. On August 2, 2013, Galzignano appealed the judgment of the arbitration panel to the Court of Venice and the appeal is expected to be examined by the Court of Venice (the “Court”) during the last quarter of the current fiscal year. Sercos was also granted a lien on the Galzignano resort in the amount of € 6.2 million. We believe that such lien has been erroneously granted and we will request that the Court cancel it.

On July 31, 2013, Galzignano terminated its agreement with Salute e Benessere Alain Messegue Srl (the “Manager”) in connection with the management of Hotel Splendid, a property located within the Galzignano resort (the “Property” and such agreement, the “Splendid Agreement”), due to the Manager’s inability to generate a minimum of € 2.5 million in revenues from the management of the Property for the six month period ended December 31, 2013, in accordance with the terms of the Splendid Agreement. The Property will remain closed indefinitely while Galzignano searches for a new manager for the Property. The Manager paid a fee of € 164,000 to Galzignano in connection with the early termination of the Splendid Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Report on Form 10-Q (the “Report”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business. All amounts are set forth in euros.

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

Basis of presentation

The consolidated financial statements for the six months ended June 30, 2013 and for the fiscal year ended December 31, 2012 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of June 30, 2013 and December 31, 2012 no allowance for doubtful accounts was required. The Company does not require collateral to support customer receivables.

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

Assets and liabilities held for resale

In connection with the strategy of concentrating in the portfolio of hotel, power, and plantations investments, in the periods presented we entered into various negotiations with potential purchasers to sell. Most of these sales concluded at the end of September 30, 2012.

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

Shareholder loans

Shareholder loans to the Company are all non-interest bearing. Italian law provides that the shareholders loans to a limited liability company ("S.r.l.") are not preferred and their repayment is subordinated to other categories of debt. As a result all shareholder loans are classified as non-current liabilities.

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

Revenue Recognition

Our revenues are derived from rent we receive according to rental agreements we have in place with hotel management companies. The majority of our rent is fixed and payable monthly. We recognize additional revenue that is variable based on a percentage of the operating profit of our rented hotels.

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

Results of Operations

For the six months ended June 30, 2013 and June 30, 2012

€’000	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2012
	Unaudited	Unaudited

Revenue from operations	€1,159	€2,284
Direct operating and selling, general and administrative costs
Direct operating costs	216	467
Selling, general and administrative costs	954	26
Amortization and depreciation	1,176	1432
Total direct operating, selling, and administrative costs	2,346	1,924
Operating Profit/(Loss)	(1,187)	360
Interest income	46
Interest expenses	1,146	1,196
Other income		17
Loss from continuing operations, before income taxes	2,286	819
Income taxes		75
Loss from continuing operations, net of income taxes	2,286	894
Net loss from operations of discontinued operations, after taxes		864
Net income/(loss) on disposal of discontinued operations, after taxes	(32)	3,315
Net profit/(loss) from discontinued operations	(32)	2,452
Consolidated net profit/(loss) for the period	(2,318)	1,558
Less net loss attributable to non-controlling interests in the consolidated subsidiaries	93	165
Net profit/(loss) attributable to owners of Southern States Sign Company	€(2,225)	€1,723

Revenues

Revenues for the six months ended June 30, 2013 were € 1,159,000 as compared to € 2,284,000 for the six months ended June 30, 2012. The decrease of approximately € 1,125,000, or 49% is due mainly to the renegotiation of the management agreement of Ripa Hotel, which resulted in a reduction of approximately 30% of the annual rental fee.

Direct Operating Costs

Direct Operating Costs for the six months ended June 30, 2013 was € 216,000 as compared to € 467,000 for the six months ended June 30, 2012. This decrease of approximately € 251,000, or 54% is due mainly to the replacement of direct management of the Galzignano resort with third party management.

Selling, General and Administrative Costs

Selling, General and Administrative costs for six months ended June 30, 2013 and 2012 were approximately € 954,000 and € 26,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, occupancy expenses, sales travel, consulting costs and other expenses. This increase is mainly due to the advisory costs due to the advisory costs in connection with the Share Exchange and pre-listing process.

Amortization and Depreciation

Amortization and depreciation for the six months ended June 30, 2013 and 2012 were approximately € 1,176,000 and € 1,432,000, respectively. Such expenses consist primarily of depreciation of properties, plant and equipment held by CR&P and its subsidiary, Aral Immobiliare, S.r.l. The decrease of approximately € 256,000 was mainly due to the revaluation of the useful life of the assets.

Interest Income

Interest income for six months ended June 30, 2013 and 2012 was approximately € 46,000 and € 0, respectively. The increase was mainly due to the Company’s liquidity management efficiency which focused on the subsidiary CRP Service, S.c.a.r.l.

Interest Expense

Interest expense for six months ended June 30, 2013 and 2012 was approximately € 1,146,000 and € 1,196,000, respectively. The decrease was immaterial.

Other Income

Other Income for six months ended June 30, 2013 and 2012 was approximately € 0 and € 17,000, respectively. The amount shown in 2012 was immaterial.

Discontinued operations

During the six months ended June 30, 2012, we initiated the selling of non-hospitality subsidiaries to a related party (owned directly and indirectly by Mr. Conte) for a gain of € 3,315,000, net of taxes. The net loss from operations of discontinued operations was € 864,000. We have no continuing involvement with either divested subsidiary.

Income Taxes

Income taxes for the six months ended June 30, 2013 and 2012 were approximately € 0 and € 75,000, respectively. The decrease was immaterial.

Liquidity and Capital Resources

For the six month periods ended June 30, 2013 and 2012

As of June 30, 2013, we had cash and cash equivalents of approximately € 158,000, negative working capital of approximately € 5,191,000 and retained earnings of approximately € 5,133,000.

Cash Flows from Operating Activities

Our operating activities resulted in net cash provided by operating activities of approximately € 693,000 for the six months ended June 30, 2013 compared approximately € 3,882,000 cash used in the six months ended June 30, 2012.

The net cash used in operating activities for the six months ended June 30, 2013 reflects a net loss of approximately € 2,318,000, a net loss from sale of discontinued operations of approximately € 32,000 and a depreciation and amortization of approximately € 1,176,000. Changes in assets and liabilities included a decrease in trade receivables of approximately € 118,000, a decrease in related party receivables of approximately € 475,000, an increase in other assets of approximately €75,000, an increase in trade payables of approximately € 951,000, an increase in related party payables of approximately € 507,000, an increase in other payables of approximately € 49,000 and an increase in VAT taxes receivable of approximately € 434,000.

The net cash used in operating activities for the six months ended June 30, 2012 reflects a net profit of approximately € 1,558,000, a net loss from operations on discontinued operations of approximately € 864,000 and a depreciation and amortization of approximately € 1,432,000, offset by a gain on disposal of discontinued operations of approximately € 3,315,000. Changes in assets and liabilities included a decrease in trade receivables of approximately € 2,089,000, a decrease in related party receivables of approximately € 879,000, a decrease in other receivables of approximately € 214,000, an increase in other assets of approximately € 78,000, a decrease in trade payables of approximately € 2,048,000, an increase in other payables of approximately €999,000, an increase in VAT tax receivable of approximately € 751,000 and an increase in other liabilities of approximately €1,610,000. The net cash used in operating activity of discontinued operations in the six months ended June 30, 2012 was approximately € 2,628,000.

Cash Flows from Investing Activities

The net cash used in investing activities for the six months ended June 30, 2013 of approximately € 349,000 consist primarily of other investing changes (approximately € 338,000 of cash outflow).

The net cash provided by investing activities for the six months ended June 30, 2012 of approximately € 2,966,000 consist essentially of cash inflow provided by investing activity on discontinued operations.

Cash Flows from Financing Activities

Net cash used in financing activities for the six month period ended June 30, 2013 was approximately € 321,000, which was mainly due to reimbursement of bank overdrafts of approximately € 2,061,000 and the repayment of long-term debt of approximately € 109,000, offset by a cash inflow due to the net issuance of shareholders loans (approximately € 1,631,000). Net cash provided in the six months period ended June 30, 2012 was approximately € 1,662,000, which was mainly due to the issuance of shareholder loans of approximately € 5,195,000, offset by repayment of long-term debt of approximately € 2,638 and the cash outflow related to the investing activity of discontinued operations (approximately € 921,000).

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, interest payments, capital repayments, capital expenditures and working capital requirements. While we are able to manage certain aspects of these cash requirements, the level of income, rate of repayment of related party receivables and cost of debt, where variable, are outside of our control. We are also planning, but as of yet have no contractual commitments, to make acquisitions in the future, and while we wish to carry out some of these acquisitions through the issuance of shares, there can be no assurance that the vendors will accept such consideration, and consequently, we may have to make such acquisitions using cash. Also, we plan to further borrow funds in order to finance these acquisitions.

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

As detailed in the Form 10-K filed with the Securities and Exchange Commission on April 16, 2013, we are in the process of developing two properties which will require capital expenditure – the Green Park Hotel, which is being converted into apartments, and the expansion of the Masseria Hotel. As of the period covered by this Report, these projects have been temporarily suspended due to the resignation of Mr. Conte as described in the same Form 10-K.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of June 30, 2013, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On May 15, 2013, Galzignano was formally notified that an arbitration panel rendered a judgment against it in the amount of € 5.05 million in connection with a dispute involving the renovation of the Hotel Majestic in 2010 pursuant to the terms of two procurement contracts, dated as of November 30, 2009 and May 7, 2010, respectively, by and between Galzignano and Sercos, a construction company based in Parma, Italy. On August 2, 2013, Galzignano appealed the judgment of the arbitration panel to the Court of Venice and the appeal is expected to be examined by the Court during the last quarter of the current fiscal year. On August 2, 2013, Galzignano appealed the judgment of the arbitration panel to the Court of Venice and the appeal is expected to be examined by the Court of Venice (the “Court”) during the last quarter of the current fiscal year. Sercos was also granted a lien on the Galzignano resort in the amount of € 6.2 million. We believe that such lien has been erroneously granted and we will request that the Court cancel it.

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

Southern States Sign Company.

August 14, 2013	By:	/s/ Sergio Schisani
Sergio Schisani
Chief Executive Officer and Principal Financial Officer