Form 10-Q
period 2013-09-30
SOUTHERN STATES SIGN Co
filed 2013-11-15
CIK 1510130

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Yes ☐ No ☒

 As of November 12, 2013, there were 40,151,261 shares of the registrant’s common stock outstanding.

SOUTHERN STATES SIGN COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 & DECEMBER 31, 2012

€’000	September 30,	December 31,
	2013 Unaudited	2012 Audited
ASSETS
Current Assets:
Cash	€88	€441
Net receivables	4,735	4,701
Related parties receivables	23,554	22,043
VAT Tax receivables	985	1.628
Other current assets	334	340
Available-for-sale assets	-	444
Total current assets	29,696	29,597

Non - Current Assets:
Net properties, plant and equipment (Including Capital Leased properties € 35,416 and € 36,361 respectively)	66,915	68,727
Goodwill	1,541	1,541
Other non-current assets (Including Related Parties receivables € 8,890 for 2013 and 2012)	10,622	10,535
Total non - current assets	79,078	80,803
Total Assets	€108,774	€110,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdrafts	€958	€2,970
Current maturities of long term loans and capital leases	13,232	11,196
Trade payables	8,186	7,774
Related parties payables	8,150	7,014
Others current liabilities	3,706	4,232
Available-for-sale liabilities	-	335
Total current Liabilities	34,232	33,521
Non - current liabilities:
Long term loans and capital leases	39,862	41,888
Shareholder's loans	2,556	626
Other non-current liabilities	60	60
Total non - current Liabilities	42,478	42,574
Stockholders' Equity
Common stocks	27	27
Additional Paid in Capital	26,509	26,059
Retained earnings/(Accumulated loss)	5,218	7,359
Equity attributable to owners of Southern States Sign Company	31,304	33,445
Non-Controlling interests in the consolidated subsidiaries	760	860
Total Stockholders' Equity	32,064	34,305
Total Liabilities and Stockholders' Equity	€108,774	€110,400

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 & 2012

€’000, except per share amounts	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue from operations	€648	€970	€1,807	€3,254
Direct operating and selling, general and administrative costs
Direct operating costs	(175)	109	40	576
Selling, general and administrative costs	127	(25)	1,081	1
Amortization and depreciation	577	726	1,752	2,158
Total direct operating, selling, and administrative costs	529	810	2,873	2,735
Operating Profit/(Loss)	119	160	(1,066)	519
Interest income	477		523
Interest expenses	525	579	1,670	1,775
Other income	-	-	-	17
Income/(Loss) from continuing operations, before income taxes	71	(419)	(2,214)	(1,239)
Income taxes		38		113
Income/(Loss) from continuing operations, net of income taxes	71	(457)	(2,214)	(1,352)
Net income/(loss) from operations of discontinued operations, after taxes	-	845	-	(19)
Net income/(loss) on disposal of discontinued operations, after taxes	-	250	(32)	3,565
Net profit/(loss) from discontinued operations	-	1,094	(32)	3,546
Consolidated net profit/(loss) for the period	71	638	(2,246)	2,194
Less net loss/(profit) attributable to non-controlling interests in the consolidated subsidiaries	7	(121)	100	44
Net profit/(loss) attributable to owners of Southern States Sign Company	€78	€517	€(2,146)	€2,238

Profit/(Loss) per share of Common Stock
Loss from continuing operations	€0.00	€(0.01)	€(0.06)	€(0.04)
Profit/(loss) from discontinued operations	€0.00	€0.03	€(0.00)	€0.12
Net profit/(loss)	€0.00	€0.02	€(0.06)	€0.07

Weighted-average shares outstanding:
Common Stock
Basic and diluted	40,151,261	33,101,852	40,151,261	33,101,852

2

SOUTHERN STATES SIGN COMPANY

STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

€’000	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	Unaudited	Unaudited	Unaudited	Unaudited

Net profit/(loss) for the period	€78	€517	€(2,146)	€2,238
Other comprehensive income
Foreign currency Translation differences	5	-	5	-
Total comprehensive income for the period	€83	€517	€(2,141)	€2,238

SOUTHERN STATES SIGN COMPANY

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

€’000	Common Stock		Additional	Retained	Equity	TOTAL
	Shares	Amount	Paid In	earnings	interests	EQUITY
Balance at December 31, 2011	33,101,852	€25	€25,978	€(936)	€(3)	€25,064

Shares issued to Consultants	200,000	1	14	-	-	15

Acquisition of Southern States Sign Company	6,849,409	1	67	-	-	68

Change in Percentage of Controlling Interests	-	-	-	136	895	1,031

Net profit/(loss) for the year	-	-	-	8,153	(32)	8,121

Foreign currency translation	-	-	-	6	-	6

Balance at December 31, 2012	40,151,261	€27	€26,059	€7,359	€860	€34,305

Net profit/(loss) for the year	-	-	-	(2,146)	(100)	(2,246)

Foreign currency translation	-	-	-	5	-	5

Balance at September 30, 2013	40,151,261	€27	€26,059	€5,218	€760	€32,064

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 & 2012

€’000	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2012
	Unaudited	Unaudited

Cash Flows from Operating Activities:
Net Income/(loss)	€(2,246)	€2,194
Net loss from operations on discontinued operations	-	19
Net (gain)/loss from discontinued operations	32	(3,565)
Net Income/(loss) from continuing operations	(2,214)	(1,352)
Depreciation and amortization of non-current assets	1,752	2,158
Other non-cash adjustments	78	67
Cash flows from operations before changes in assets and liabilities	(384)	873
Changes in assets and liabilities:
Change in trade receivables	(33)	(1,608)
Change in related parties receivables	(1,512)	(19,211)
Change in other receivables	(1)	(243)
Change in advance payment on purchase and other current assets	6	-
Change in other assets	64	96
Change in trade payables	456	(890)
Change in related parties payables	1,196	4,917
Change in other payables	(415)	973
Change in VAT taxes	527	1,475
Change in other liabilities	4	6,883
Net cash provided by operating activities of discontinued operations	-	(6,966)
Net cash provided by/(used in) Operating Activities (A)	(152)	(13,701)
Cash Flows from Investing Activities:
Purchases of intangible assets	(1)	(1)
Proceeds from sale/(Purchases of) properties, plant and equipment	60	(3591)
Proceeds from sale of associates and other company	9
Other investing change	(337)	(76)
Net cash provided by investing activities of discontinued operations	-	12,823
Net cash provided by/(used in) investing activities (B)	(269)	9,155
Cash Flows from Financing Activities:	-
Net (reimbursements)/borrowings from bank overdrafts	(2,012)	97
Net proceeds from/(repayment of) issuance of long-term debt	10	231
Net proceeds from issuance/(repayment of) shareholders loan	2,070	6,136
Net cash provided by/(used in) financing activities of discontinued operations	-	2,019
Net cash provided by Financing Activities (C )	68	4,445
Net Increase/(decrease) in Cash and Cash Equivalents (A+B+C)	(354)	(101)
Cash and cash equivalents at beginning of the year	441	312
Cash and cash equivalents at end of the year	€88	€211

SOUTHERN STATES SIGN COMPANY

Notes to Consolidated Financial Statements

For the nine months ended September 30, 2013 and 2012

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

As of September 30, 2013, the consolidated operating subsidiaries are the following (those entities which are indented represent subsidiaries of the entity under which they are indented:

Subsidiaries		% of voting
Name of Company	% Ownership	capital of subsidiary owned by its parent	Location	Principal activity
Southern States Sign Company

A. Conte Rosso & Partners S.r.l.	100.00	100.00	Italy	Hospitality Business

1. Aral Immobiliare S.r.l.	100.00	100.00	Italy	Hospitality Business

2. C.R.&P. Service S.c.a.r.l.	35.75	35.75	Italy	Group’s Exclusive financial services

3. Galzignano Terme Golf & Resort S.p.A.	100.00	100.00	Italy	Hospitality business

4. I.B.H. Management Company, S.r.l.	100.00	100.00	Italy	Hospitality business

a. I.B.H. Ripa S.R.L.*	90.00	90.00	Italy	Hospitality Business

5. Masseria Santo Scalone Hotel & Resort S.r.l.	100.00	100.00	Italy	Hospitality business

6. Primesint S.r.l.	70.00	70.00	Italy	Investment Company

On October 10, 2013, I.B.H. Ripa S.r.l. (“I.B.H. Ripa”) was incorporated. I.B.H. Ripa is 90% owned by I.B.H. Management Company, S.r.l. and 10% owned by Aral Immobiliare S.r.l.

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

Basis of presentation

The consolidated financial statements for the nine months ended September 30, 2013, unaudited, and for the fiscal year ended 2012, audited, are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“US GAAP”).

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

Cash and cash equivalents

Cash and cash equivalents are comprised of cash balances, cash on current accounts with banks, bank deposits and other highly liquid short-term investments with original maturities of less than three months.

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of September 30, 2013 and December 31, 2012, € 0 is the allowance for doubtful accounts that was required. The Company does not require collateral to support customer receivables.

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

Discontinued operations

At the end of September, 2012, we divested all of our non-hotel assets to a related party at cost as part of our strategy to focus on hotel ownership.

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

Leasing

All lease agreements of the Company and its subsidiaries as lessees are accounted for as capital. The Company recognizes the asset and associated liability on its balance sheet. Capital is capitalized at the beginning of the lease at the lower of the fair value of the leased property and the present value of minimum lease payments. Each installment of the lease is apportioned between the liability and finance charges so as to achieve an equal reduction in capital due for each payment made at constant rate on the remaining financial balances.

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

Revenue Recognition

Our revenues are derived from rent we receive according to rental agreements we have in place with a hotel management companies. The majority of our rent is fixed and payable monthly. We recognize additional revenue that varies based on a percentage of the operating profit of our rented hotels.

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

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. There is no interest or penalties relating to tax positions during the periods ended September 30, 2013 and December 31, 2012.

The Company is also subject to examination in Italy where it has filed tax returns for the years 2009 through 2011.

Stockholder’s equity

As of September 30, 2013, the share capital of CR&P is represented by 40,151,261 outstanding shares. Mr. Antonio Conte and his wife Maddalena Olivieri contributed 82.44% of the share capital of CR&P.

As of December 31, 2012, after the Share Exchange was consummated on November 1, 2012, the share capital of CR&P was represented by 39,526,261 outstanding shares. Mr. Antonio Conte and his family contributed 87.14% of the share capital of CR&P.

NOTE 3. Related parties receivables and payables

Related parties current receivables and payables relate to the former CEO and shareholder, Mr. Antonio Conte, both directly and indirectly. As of September 30, 2013, the amounts of related parties current receivables and payables mainly refers to CR&P Service, S.r.l., a subsidiary incorporated in 2012 that manages the Company’s cash facilities and cash pooling and also for other companies owned by Mr. Conte but not consolidated in CR&P (related parties). During the fiscal year 2012 and the nine months period ended September 30, 2013, the operations of CR&P Service, S.r.l. did not generate any material impact on the consolidated equity and statement of operations of CR&P. The amount shown as non-current receivables as of September 30, 2013 and December 31, 2012 relates to a receivable from Masoledo, S.r.l., owned by Mr. Conte in connection with the sale of the non-hotel business which occurred in September, 2012.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, included in continuing operations, comprises:

€’000

Property, plant and equipment	September 30, 2013	December 31, 2012

Hotel Ripa building, plant and equipment	€42,594	€42,654
Terme di Galzignano golf, building, plant and equipment	39,061	39,229
Via Buozzi, Rome, building	3,300	3,300
Ostuni (BR) - Hotel Masseria Santo Scalone building	5,028	5,013
Less accumulated depreciation	(23,068)	(21,469)
Total, net	€66,915	€68,727

The properties owned by the Company as of September 30, 2013 have been recently tested for impairment, by committing a specialized appraisal firm, which provided updated appraisals of their fair value. The methodologies applied in those appraisals mainly consists in the market value method and the discounted future cash flows method. The appraisals show fair value amounts of each property significantly higher than the relevant carrying amount.

NOTE 5. MAJOR ACQUISITIONS AND DIVESTMENTS

Masseria Santo Scalone Hotel & Resort S.r.l.

In line with the strategy to expand operations in the hospitality area, on September 29, 2012, the Company acquired 100.00% of Masseria Santo Scalone Hotel & Resort S.r.l. (“Masseria”) from a related party (Masoledo, S.r.l., owned by Mr. Conte and his family). The cost of acquisition of Masseria was €3.2 million.

The primary asset of Masseria is a resort spa located in Ostuni, Pulia, in the south of Italy. The complex is restructuring.

The balance sheet effects of the acquisition are summarized below:

The purchase price allocation for the acquisition of Masseria Santo Scalone Hotel & Resort S.r.l. is as follows;

€’000	May 29, 2012
Current maturity of long-term debt	€2,898
Related parties payable	300
Cash payments	10
Total purchase price	€3,208
Allocated to:
Property, plant and equipment	€4,903
Net working capital	(1.705)
Cash	10
Total	€3,208

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

NOTE 6. GOODWILL

The table below shows the breakdown of goodwill related to continuing operations:

€’000

	Owned and leased hotel	Others owned properties	Total
Balance as of January 1, 2012

Goodwill, net	1,149	392	1,541

No Activity during the period

Balance as of December 31, 2012

Goodwill, net	1,149	392	1,541
Balance as of January 1, 2013

Goodwill, net	1,149	392	1,541

No Activity during the period

Balance as of September 30, 2013

Goodwill, net	1.149	392	1.541

In the nine months period ended September 30, 2013 and in the fiscal year ended December 31, 2012, the company did not have any new goodwill or any impairment on existing goodwill.

NOTE 7. OTHER NON-CURRENT ASSETS

The table below shown the breakdown of other non-current assets, related to continuing operations:

€’000	September 30, 2013	December 31, 2012
Related parties non-current receivables	€8,890	€8,890
Investment in other companies	4	13
Accruals and deferred costs	311	375
Other intangible assets	1,259	1,257
Other non-current assets	€10,464	€10,535

NOTE 8. BANK OVERDRAFTS AND LONG-TERM DEBT

Amounts of financial debt due to non-related parties for continuing operations are:

€’000

Mortgages & Capital Leases
	September 30, 2013	December 31, 2012
Mortgage loan on property	€23,940	€23,689
Leasing	29,154	29,394
Total	€53,094	€53,083

	September 30, 2013	December 31, 2012
Current portion of debt	€13,232	€11,196
Long term debt	39,862	41,887
Total	€53,094	€53,083

The following tables sets out the main terms and conditions and the outstanding balances as of September 30, 2013 and December 31, 2012 of the financial debts:

Outstanding bank overdrafts

as of September 30, 2013 and December 31, 2012

€’000

Company	Type of debt	Object	Collateral	Outstanding balance as of September 30, 2013	Outstanding balance as of Dec. 31, 2012
CONTE ROSSO & PARTNERS, S.R.L.	BANK OVERDRAFT	Cash facility	-	-	2,051
TERME DI GALZIGNANO, S.r.l.	BANK OVERDRAFT	Cash facility	-	958	919
			TOTAL	958	2,970

Outstanding non-current loans related to continuing operations as of September 30, 2013 and December 31, 2012

€’000

Company	Type of debt	Object	Collateral	Outstanding. balance as of September 30, 2013	Outstanding balance as of Dec. 31, 2012
CONTE ROSSO & PARTNERS, S.R.L.	CAPITAL LEASE	Building purchase	Headquarter property, via B.Buozzi, Rome, Italy	2,627	2,665
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	608	688
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	2,388	2,388
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	510	510
ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	26,527	26,729
ARAL IMMOBILIARE, S.r.l.	MORTGAGE LOAN	Building purchase	Building, Porto Cervo (Olbia), Italy	366	438
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	14,535	14,361
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	5,533	5,304
			TOTAL	53,094	53,083

The following table sets out the significant term and future payments of long-term loans:

€’000				Installments maturity as of September 30, 2013
Company	Type of debt	Object	Collateral	2014	2015	2016	2017	2018
CONTE ROSSO & PARTNERS, S.R.L.	CAPITAL LEASE	Building purchase	Headquarter property, via B.Buozzi, Rome, Italy	€137	€107	€112	€117	€122
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	328	280
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	783	201	207	216	225
MASSERIA SANTO SCALONE, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel and land property, Santo Scalone, Ostuni (Brindisi), Italy	510
ARAL IMMOBILIARE, S.r.l.	MORTGAGE LOAN	Building purchase	Building, Porto Cervo (Olbia), Italy	60	61	63	65	68
ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	1,001	642	671	702	734
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	4,880	1,379	1,379	1,379	1,379
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	5,533
			TOTAL	€13,232	€2,670	€2,432	€2,479	€2,528

The following table sets out the amounts of the assets held and used by capital lease, related to continuing operations:

€’000 Class of Property	Asset Balances at	Asset Balances at
	September 30, 2013	December 31, 2012

Building	€42,030	€42,030

Less: accumulated depreciation	(6,614)	(5,669)

Net balance	€35,416	€36,361

The following table sets out the schedule of the undiscounted and discounted future minimum lease payments:

€’000

Minimum lease payments (future and net present value)

Twelve months period ending September 30:

2014	€2,400
2015	1,977
2016	1,977
2017	1,977
2018	1,977
Later years	21,469
Purchase option	11,852
Net minimum lease payments	43,630
Less: Amount representing interest	(14,475)
Present value of net minimum lease payments	€29,154

As of September 30, 2013, there are no unused credit lines.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is occasionally involved in litigation matters relating to claims arising from the ordinary course of business. The Company’s management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.

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

Our operating losses carried forward and available for offset against future profits as of September 30, 2013 and December 31, 2012 is € 2,865 and € 651, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of September 30, 2013 and December 31, 2012:

€’000	September 30, 2013	December 31, 2012
Deferred tax asset – net operating loss carryovers	797	179
Less Valuation allowance	(797)	(179)
Net deferred tax asset	€-	€-

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

The reconciliation of income tax benefit attributable to continuing operations computed at the Italian statutory tax rates to the income tax benefit recorded is as follows:

	Nine months period ended September 30,
€’000	2013	2012
Income tax at Italian statutory rate of 27.5%	€(618)	€603
Increase in valuation allowance	618	(603)
Income tax benefit	€-	€-

NOTE 13. SUBSEQUENT EVENTS

On October 10, 2013, I.B.H. Ripa was incorporated. I.B.H. Ripa is 90% owned by I.B.H. Management Company, S.r.l. and 10% owned by Aral Immobiliare S.r.l., each a wholly owned subsidiary of the Company. I.B.H. Ripa shall manage the business of the Ripa Hotel in Rome. Also, on October 23, 2013, Aral Immobiliare S.r.l. and Ku Hotel Srl, the former management company of the Ripa Hotel, agreed to terminate their business division agreement and their lease agreement which were last modified on March 10, 2013 (the “Termination”). The Termination shall become effective on November 14, 2013.

Contemporaneously with the Termination, Aral Immobiliare S.r.l. and I.B.H. Ripa entered into a hotel management agreement, dated as of October 23, 2013 (the “Ripa Management Agreement”). Pursuant to the Ripa Management Agreement, I.B.H. Ripa will manage the Ripa Hotel. I.B.H. Ripa shall pay to Aral Immobiliare annual consideration of €1,680,000 plus VAT for the first year of the agreement, € 1,920,000 plus VAT for the second year of the agreement, and € 2,160,000 plus VAT for the third year and all years of the agreement thereafter. The Ripa Management Agreement shall become effective on November 14, 2013, and expire on November 13, 2022. Upon mutual consent, the parties may renew the agreement for an additional nine years.

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

In addition to our hospitality business, we have recently decided to enter into the hotel management business through our newly incorporated subsidiary, I.B.H. Ripa. See Note 13 to the Financial Statements for a discussion on I.B.H. Ripa and our hotel management business.

We intend to develop our presence in Italy and abroad with a target of owning 3,000 rooms within the next 3 years.

We are currently undergoing advanced negotiations with respect to investments in Rome and Florence in Italy, as well as in New York and in the United Arab Emirates. We have also begun searches for investment opportunities in Paris and London.

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

Basis of presentation

The consolidated financial statements for the nine months ended September 30, 2013 and for the fiscal year ended December 31, 2012 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Cash and cash equivalents

Cash and cash equivalents are comprised of cash balances, cash on current accounts with banks, bank deposits and other highly liquid short-term investments with original maturities of less than three months.

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of September 30, 2013 and December 31, 2012 no allowance for doubtful accounts was required. The Company does not require collateral to support customer receivables.

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

As of December 31, 2012 there are no derivative instruments. During 2012, there was only one derivative instrument hedging the risk of variable interest rates (an “interest rate cap”), the notional amount of which was € 4 million. This derivative instrument hedges the risk from change of interest rate on a mortgage loan facility with “bullet” repayments originally of € 8 million of which € 6.6 million is outstanding. This derivative was divested as part of our plan to focus on hotels only as of September 30, 2012.

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

Results of Operations

For the nine months ended September 30, 2013 and September 30, 2012

€’000	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2012
	Unaudited	Unaudited

Revenue from operations	€1,807	€3,254
Direct operating and selling, general and administrative costs
Direct operating costs	40	576
Selling, general and administrative costs	1,081	1
Amortization and depreciation	1,752	2,158
Total direct operating, selling, and administrative costs	2,873	2,735
Operating Profit/(Loss)	(1,066)	519
Interest income	523
Interest expenses	1,670	1,775
Other income	-	17
Loss from continuing operations, before income taxes	(2,214)	(1,239)
Income taxes		113
Loss from continuing operations, net of income taxes	(2,214)	(1,352)
Net loss from operations of discontinued operations, after taxes	-	(19)
Net income/(loss) on disposal of discontinued operations, after taxes	(32)	3,565
Net profit/(loss) from discontinued operations	(32)	3,546
Consolidated net profit/(loss) for the period	(2,246)	2,194
Less net loss attributable to non-controlling interests in the consolidated subsidiaries	100	44
Net profit/(loss) attributable to owners of Southern States Sign Company	€(2,146)	€2,238

Revenues

Revenues for the nine months ended September 30, 2013 were € 1,807,000 as compared to € 3,254,000 for the nine months ended September 30, 2012. The decrease of approximately € 1,447,000, or 44% is due mainly to the renegotiation of the management agreement of the Ripa Hotel, which resulted in a significant reduction of the annual rental fee.

Direct Operating Costs

Direct Operating Costs for the nine months ended September 30, 2013 was € 40,000 as compared to € 576,000 for the nine months ended September 30, 2012. This decrease of approximately € 535,000, or 93% is due mainly to the replacement of direct management of the Galzignano Hotel & Resort with third party management.

Selling, General and Administrative Costs

Selling, General and Administrative costs for nine months ended September 30, 2013 and 2012 were approximately € 1,081,000 and € 1,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, occupancy expenses, sales travel, consulting costs and other expenses. This increase is mainly due to the advisory costs in connection with the Share Exchange and pre-listing process.

Amortization and Depreciation

Amortization and depreciation for the nine months ended September 30, 2013 and 2012 were approximately € 1,752,000 and € 2,158,000, respectively. Such expenses consist primarily of depreciation of properties, plant and equipment held by CR&P and its subsidiary, Aral Immobiliare, S.r.l. The decrease of approximately € 406,000 was mainly due to the revaluation of the useful life of the assets.

Interest Income

Interest income for the nine months ended September 30, 2013 and 2012 was approximately € 523,000 and € 0, respectively. The increase was mainly due to the interest income related to the receivable of € 8,890,000 from Masoledo in connection with the divestment of non-hotel assets which occurred during September, 2012.

Interest Expense

Interest expense for the nine months ended September 30, 2013 and 2012 was approximately € 1,670,000 and € 1,775,000, respectively. The decrease was due to the efficiency in management of the Group’s liquidity.

Other Income

Other Income for the nine months ended September 30, 2013 and 2012 was approximately € 0 and € 17,000, respectively. The amount shown in 2012 was immaterial.

Discontinued operations

During the nine months ended September 30, 2013, we completed the sale of non-hospitality subsidiaries to a related party (Masoledo, owned directly and indirectly by Mr. Conte). In order to focus on the hospitality business, in April, 2013, the Company sold the property located in Via Benaco, Milan (Italy). The property has been owned under a capital lease contract, which has been transferred to the acquirer with no-cash inflow paid. The divestment generated a loss on disposal of € 32,000, net of taxes.

During the nine months ended September 30, 2012, we continued the selling of non-hospitality subsidiaries to a related party (Masoledo) for a gain of € 3,565,000, net of taxes. The net loss from operations of discontinued operations was € 19,000. We have no continuing involvement with any divested subsidiary.

Income Taxes

Income taxes for the nine months ended September 30, 2013 and 2012 were approximately € 0 and € 113,000, respectively. The decrease was immaterial.

Liquidity and Capital Resources

For the nine month periods ended September 30, 2013 and 2012

As of September 30, 2013, we had cash and cash equivalents of approximately € 88,000, negative working capital of approximately € 4,536,000 and retained earnings of approximately € 5,218,000.

Cash Flows from Operating Activities

Our operating activities resulted in net cash used in operating activities of approximately € 152,000 for the nine months ended September 30, 2013, as compared to approximately € 13,701,000 in cash used in the nine months ended September 30, 2012.

The net cash used in operating activities for the nine months ended September 30, 2013 reflects a net loss of approximately € 2,246,000, a net loss from sale of discontinued operations of approximately € 32,000 and a depreciation and amortization of approximately € 1,752,000. Changes in assets and liabilities included a decrease in trade receivables of approximately € 33,000, a decrease in related party receivables of approximately € 512,000, an increase in other assets of approximately € 64,000, an increase in trade payables of approximately € 456,000, an increase in related party payables of approximately € 1,196,000, a decrease in other payables of approximately € 415,000 and an increase in VAT taxes receivable of approximately € 527,000.

The net cash used in operating activities for the nine months ended September 30, 2012 reflects a net profit of approximately € 2,194,000, a net loss from operations on discontinued operations of approximately € 19,000 and a depreciation and amortization of approximately € 2,158,000, offset by a gain on disposal of discontinued operations of approximately € 3,565,000. Changes in assets and liabilities included a decrease in trade receivables of approximately € 1,608,000, a decrease in related party receivables of approximately € 19,211,000, a decrease in other receivables of approximately € 243,000, an increase in other assets of approximately € 96,000, a decrease in trade payables of approximately € 890,000, an increase in other payables of approximately €973,000, an increase in VAT tax receivable of approximately € 1,475,000 and an increase in other liabilities of approximately €6,883,000. The net cash used in operating activities of discontinued operations in the nine months ended September 30, 2012 was approximately € 6,966,000.

Cash Flows from Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2013 of approximately € 269,000 consist primarily of other investing changes (approximately € 337,000 of cash outflow).

The net cash used in investing activities for the nine months ended September 30, 2012 of approximately € 9,155,000 consist essentially of cash outflow provided by investing activity on discontinued operations.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months period ended September 30, 2013 was approximately € 68,000, which was mainly due to reimbursement of bank overdrafts of approximately € 2,012,000, offset by a cash inflow due to the net issuance of shareholders loans (approximately € 2,070,000). Net cash provided in the nine months period ended September 30, 2012 was approximately € 4,445,000, which was mainly due to the issuance of shareholder loans of approximately € 6,136,000, offset by repayment of long-term debt of approximately € 231 and the cash outflow related to the investing activity of discontinued operations (approximately € 2,019,000).

Future Liquidity Needs

We have evaluated our expected cash requirements over the next twelve months, which include, but are not limited to, interest payments, capital repayments, capital expenditures and working capital requirements. While we are able to manage certain aspects of these cash requirements, the level of income, rate of repayment of related party receivables and cost of debt, where variable, are outside of our control. We are also planning, but as of yet have no contractual commitments, to make acquisitions in the future, and while we wish to carry out some of these acquisitions through the issuance of shares, there can be no assurance that the vendors will accept such consideration, and consequently, we may have to effect such acquisitions using cash. Also, we plan to further borrow funds in order to finance these acquisitions.

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

While we have already started the first part of the expansion of the Masseria Hotel, the second part of the expansion, including the creation of an additional 24 rooms, will take place in the first quarter of 2014. It is expected that the first part of the development will cost an additional € 400,000. We are currently negotiating a loan in this amount. The terms of the loan are expected to include interest only during the development period and then bullet repayment to be effected by entering into longer term mortgage financing secured by the property. At present time, no internal capital is expected to be required for this expansion. It is expected that the second part of the expansion will cost approximately € 600,000.

The development of the Green Park Hotel should start in the second half of 2014. It is expected that the Green Park Hotel conversion will cost approximately € 4.4 million over a period of 18 months.

Work will not begin on the development of the Green Park Hotel until the required financing has been agreed upon with the lending institutions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of September 30, 2013, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion relating to current legal proceedings of the Company, please see Part II, Item I, “Legal Proceedings” of our Form 10-Q, previously filed with the Securities and Exchange Commission on August 14, 2013.

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

Southern States Sign Company

November 15, 2013	By:	/s/ Sergio Schisani
Sergio Schisani
Chief Executive Officer and Principal Financial Officer

