Form 10-K
period 2013-12-31
SOUTHERN STATES SIGN Co
filed 2014-05-16
CIK 1510130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant as of June 30, 2013 was $0 based on the closing bid quotation of $0.00 per share on the National Association of Securities Dealers Inc. OTC Bulletin Board on that date.

As of May 14, 2014, there were 40,151,261 shares of the registrant’s common stock outstanding.

PART I

Item 1. Business

Company Overview

Southern States Sign Company (hereinafter referred to as the “Company,” “we,” “our,” “us,” or “SOST”) was incorporated on July 15, 2008, in the State of Nevada. We are a Company involved in the hospitality business. We own and develop hotels and spas in Italy. We operate our hotels indirectly, by means of contractual agreements with hotel management companies, so we can be classified as hospitality property investment specialists.

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

Under Nevada Revised Statutes 92A.120(1), stockholder approval is not required for a share exchange in which the shares of the Nevada corporation are not being acquired in the share exchange. Since only CR&P’s shares were acquired by the Company in the Share Exchange, stockholder approval was not required.

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

We operate our Terme di Galzignano Hotels (Majestic, Splendid and Sporting hotels) by means of a contractual agreement with a major Italian hotel manager company called JSH Srl (“JSH”), while the Ripa Hotel and Resort Srl (“Ripa”) is being managed, since November 4, 2013, by means of a contractual agreement with IBH Ripa Srl (“IBH Ripa”), a company indirectly controlled by SOST. Such persons with whom contractual arrangements provide for their management of our hotels are referred to herein as “Hotel Managers.”

JSH was founded in 2010 by four professionals in the hotel management sector, with collectively more than 80 years of experience in the business, and as of today it manages 1,620 rooms in 15 major hotels in Italy. JSH is involved in the management business only and does not invest in hotel properties. IBH Ripa was founded in October 2013 and it is managed by a professional with many years of experience in the hotel management business.

The contractual agreement in place with our JSH provides for an annual rent composed of a guaranteed minimum rent plus a variable amount linked to the gross operating profit of our hotels, while the contractual agreement in place with IBH Ripa contains only a fixed rent. The contractual agreements with our Hotel Managers are described in this Item under “Properties.” Therefore, our revenues at a consolidated level are derived from both the rents we receive from the JSH and by the hotel revenues generated by IBH Ripa in the management of the Ripa hotel.

We intend to enter into the same kind of contractual agreements with JSH in relation to the future acquisitions of hotels in Italy and abroad.

We currently own 5 hotels and resorts in Padova, Italy (one hotel is currently closed and will be transformed into a private apartments building, with renovation expected to start in 2015) and Rome, Italy. Collectively, these properties feature approximately 500 hotel rooms and suites as well as restaurants, conference rooms, spas and golf courses. Our portfolio of hotel properties provides us with a diverse geographic footprint across Italy.

  Our senior management team has over 80 collective years of experience spanning multiple foreign jurisdictions. This team has established plans for growth focusing on the core principles of providing authentic Italian hospitality and expansion into foreign markets in which we do not have hotel properties.

We intend to develop our presence in Italy and abroad with a target to own 2,000 rooms within the next 3 to 5 years.

We are currently in negotiations with respect to acquisitions in Rome and Florence, Italy, and have started to search for investment opportunities in Milan

In addition to the items discussed above, we plan to continue to refresh our hotel room product, pursue third-party development partners for additional hotel and restaurant concepts and renovate select facilities to improve our product offerings.

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

We believe our long-term success will depend substantially upon increasing the quality, reach and scope of our operating portfolio, including new-build developments, acquisitions and, where appropriate, asset sales. Recently we have completely renovated the Majestic Hotel in Padua and the Ripa Hotel in Rome.

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

High Quality Owned Hotels Located in Desirable Markets. As of December 31, 2013, we operate a high quality portfolio of four owned properties. Our owned full service hotels are located in key markets in Italy, including major business centers and leisure destinations with strong growth potential. One of our owned hotels operates under the name Radisson which provides high name recognition and a strong position in local markets.

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

We establish our profitability targets with each of our Hotel Managers when we prepare our three year business plan, with an annual revision, for each of the hotels we own, and on the basis of the profits and losses of such business plans. In particular, we focus on the gross operating profit or G.O.P. reflected in such business plans and we determine the minimum guaranteed yearly rent or Minimum Guaranteed Amount, plus, in the case of the Galzignano hotels (the Ripa Hotel management agreement envisages only the Minimum Guaranteed Amount without any variable sum) and, for the future, in the case the other hotels we might acquire, the variable rent which is equal to 75% of the G.O.P that eventually exceeds the Minimum Guaranteed Amount (the “Variable Amount”). The sum of the Minimum Guaranteed Amount plus the potential Variable Amount represents the total income that we derive from our properties.

In setting our profitability targets, we take into consideration that the income we gain from the rents must be sufficient to service our debt and to cover all other costs, and to allow us to achieve a net income in line with our expectations, which means to have a percentage over net assets above a given level (i.e., the net yield of the 10-year Italian Treasury Bond, which is currently about 3.00%) and increasing over the years as we add new hotels under management. There can be no assurance given the number of variables involved, that we will be able to achieve our profitability targets.

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

We have finalized a master - franchising agreement concerning the Majestic Hotel in Padova, with the Rezidor Group, controlled by Carlson Hotels Worldwide, which runs the world top search web engine in the hospitality sector. The Rezidor Group manages over 430 hotels in 70 countries and it owns several brands such as Radisson Blu, Hotel Missoni and Park Inn. The Radisson brand is among the best known brands in the international hotellerie business and, through the Carlson Hotels Worldwide system, it manages the booking procedures of all the partner hotels including those belonging to our hotels. Radisson provides booking and marketing services to JSH, in parallel with their own managing activity.

With reference to the Ripa Hotel in Rome, we finalized an agreement with Worldhotels, an independent European based hotel partner, which manages the booking procedures of more than 250 hotels globally.

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

The following is an overview of our existing properties as of May 16, 2014:

Property	Date Acquired or Opened	Hotel Rooms	Suites	Conference Room Capacity
Rome, Italy
Ripa Hotel and Resort Spa	May 2008	200	2	568
Padova, Italy
Galzignano Terme Golf and Resort S.r.l.
Hotel Sporting	March 2009	93	19	125
Hotel Splendid	March 2009	61	30	—
Radisson Blu Hotel Majestic	March 2009	45	52	137
Hotel Green Park*	March 2009	86	8	—

* The Hotel Green Park is currently not operating and we intend to transform it into a private apartments building, with renovation to commence in 2015.

The following table sets forth the historical occupancy rate, average daily room rates and revenues per available room (which is calculated based on the product of occupancy rate times average daily room rate) for our hotels:

	Occupancy		ADR		REVPAR
Year	Galzignano	RIPA	Galzignano	RIPA	Galzignano	RIPA
2009	60%	69%	€105.0	€85.1	€62.9	€58.71
2010	43%	69%	€122.0	€88.1	€52.8	€60.64
2011	40%	75%	€120.0	€86.4	€47.6	€64.43
2012	47%	74%	€93.0	€86.3	€42.3	€63.55
2013	47%	73%	€88.50	€75.2	€41.4	€54.75

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

Hotel Ripa is managed by IBH Ripa, which is indirectly owned by SOST through its subsidiaries Conte Rosso & Partners Srl and IBH Management Company Srl. Through our subsidiary, Aral Srl (the company that owns, by means of a financial lease contract, the real estate property of the Ripa Hotel), we entered into the lease and management agreement with IBH Ripa on October 30, 2013.

The lease and management agreement provides for a nine-year initial term with an automatic nine-year extension. The first termination date is therefore settled on October 2022. The annual rent is equal to €1,680,000 for the first year, €1,920,000 for the second year and €2,160,000 for the remainder. IBH Ripa provides and pays for ordinary maintenance as well as insurance during the term of the agreement, while extraordinary maintenance is on behalf of Aral Srl.

The lease and management payments are fixed and are not a function of occupancy levels and average daily rates.

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

We believe that our Padua, Italy property attracts customers primarily from Germany, Austria and northern European countries and from major Italian cities. Approximately 1 million people reside within 50 km of the Padova, Italy property.

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

Hotel Sporting, Hotel Majestic and Hotel Splendid (described below) are managed by Galzignano Gestioni S.r.l., a company controlled by JSH, and for purposes of this report, is referred to as JSH. We entered into a first lease agreement, for Hotel Sporting and Hotel Majestic only, with JSH on April 13, 2012, which was terminated in November 2013 and substituted by two separate new lease and management agreements in December 18, 2013 that also include Hotel Splendid.

The new lease agreement was executed through our newly incorporated subsidiary called GHG Resorts Srl (“GHG”), controlled by IBH Management Company Srl, and provides for a term of eighteen years and 21 days with an automatic nine year extension unless either party notifies the other at least eighteen months before the end of the initial term. We can terminate the contract at any time if JSH fails, among other things, to pay the rent or expenses, prepare the budget within contractual deadlines, maintain the properties or arrange for the insurance required by the contract. The annual rent consists of a guaranteed minimum rent, which is not based on occupancy levels and average daily rates, plus, starting from the fifth year, a variable amount based on 75% of the hotel’s gross operating profit. Gross operating profit is equal to revenues less allowances, premiums and discounts as well as fixed and variable costs. The guaranteed minimum rent for the 21 days of December 2013 and the full 2014 is €400,000, for 2015 is €550,000, for 2016 is €700,000, for 2017 is € 850,000 and thereafter will be equal to the maximum amount between € 950,000 and 75% of the Gross Operating Profit as described above. JSH provides and pays for ordinary and extraordinary maintenance during the term of the agreement.

The new management agreement was also executed through our newly incorporated subsidiary GHG and it provides for the management of the Hotel Sporting, Majestic and Splendid (described below) and provides for a term of eighteen years and 21 days with an automatic nine year extension unless either party notifies the other at least eighteen months before the end of the initial term. We can terminate the contract at any time if JSH fails, among other things, to pay the rent or expenses. The annual fee paid to GHG by JSH is €100,000 per year.

GHG, in turn, has executed two different lease and management contractual agreements, the first one with Galzignano Terme Golf & Resort SpA (“Galzignano”), a fully owned subsidiary of SOST which is the owner of the Terme di Galzignano complex, in relation to the lease of the real estate, and the second one with RVH Srl (“RVH”), the owner of the hotel business related to the Terme di Galzignano Complex (which does not belong to the SOST group of companies).

The lease agreement between GHG and Galzignano was executed on December 18, 2013, and provides for a term of eighteen years and 21 days with an automatic nine year extension unless either party notifies the other at least eighteen months before the end of the initial term. We can terminate the contract at any time if GHG fails, among other things, to pay the rent or expenses. The annual rent consists of, a variable amount based on 75% of GHG’s Gross operating profit with a guaranteed minimum rent of € 100,000 per year. The management agreement between GHG and RVH was executed on December 18, 2013, and provides for a eighteen years and 21 days term with an automatic nine year extension unless either party notifies the other at least eighteen months before the end of the initial term. RVH can terminate the contract at any time if GHG fails, among other things, to pay the rent or expenses. The annual fee is € 100,000 per year.

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

On July 31, 2013, Galzignano terminated its agreement with Salute e Benessere Alain Messegue Srl in connection with the management of Hotel Splendid.

The management agreement, originally dated as of June 28, 2012, provided that the Mr. Messegue would manage Hotel Splendid for an initial term of nine years. Galzignano terminated this agreement due the Mr. Messegue’s inability to generate a minimum of € 2.5 million in revenues from the management of Hotel Splendid for the period from June 28, 2013 to December 31, 2013, in accordance with the terms of such agreement. Mr. Messegue paid a fee of € 164,000 to Galzignano in connection with the early termination of the agreement.

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

Hotel Green Park

The Hotel Green Park is currently not operating.. This property will undergo complete renovations and it will be transformed into a private apartments building. We expect to start the renovations in 2015.

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

Seasonality

The hospitality industry is seasonal in nature. The periods during which our hotel properties experience higher revenues vary from property to property, depending principally upon location and the customer base served. Based upon historical results, our Rome property typically generates the highest revenues in May, September and October and our Padua property generates the highest revenues in August, September and April. We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters.

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

Employees

As of December 31, 2013, we employed 1 full and 1 part-time employees in our hospitality business, plus seven senior consultants (three of which are full time).We believe that our relationship with our employees is satisfactory.

Our Hotel Managers together employ approximately 75 full time employees plus approximately 250 are outsourcing employees who regularly work on our properties.

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

Item 3. Legal Proceedings

On May 15, 2013, Galzignano was formally notified that an arbitration panel rendered a judgment against it in the amount of € 5.05 million in connection with a dispute involving the renovation of the Hotel Majestic in 2010 pursuant to the terms of two procurement contracts, dated as of November 30, 2009 and May 7, 2010, respectively, by and between Galzignano and Sercos SpA (“Sercos”), a construction company based in Parma, Italy. Sercos was also granted a lien on the Galzignano resort in the amount of € 6.2 million. On August 2, 2013, Galzignano appealed the judgment of the arbitration panel to the Court of Venice which started to examine the appeal in December 2013, and the verdict is not expected before summer 2015. On the basis of the above judgment, Galzignano set an allowance for € 1,548,233 in its 2013 financial statements, which covers all expenses, penalties and interest costs related to this matter.

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

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	0.00	0.00
September 30, 2013	0.00	0.00
June 30, 2013	0.00	0.00
March 31, 2013	0.00	0.00

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	3.00	0.00
September 30, 2012	0.00	0.00
June 30, 2012	0.00	0.00
March 31, 2012	0.00	0.00

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

Holders of Our Common Stock

As of May 14, 2014, we had 40,151,261 shares of our common stock issued and outstanding, held by twenty (20) shareholders of record.

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

On December 12, 2012, the Company issued 200,000 shares of its common stock to S.C.F. – Società di Consulenza Finanziaria – Srl, an accredited investor (“SCF”), in exchange for services provided by S.C.F. in connection with the Exchange Agreement.

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

The following discussion and analysis relates to the results of the Company and should be read in conjunction with the financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K. For further discussion and analysis related to the results of the Company, please see our Form 10-K for the fiscal year ended December, 2012 filed with the SEC on April 16, 2013 and Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 15, 2013.

Overview

Southern States Sign Company is a hospitality company that owns and develops hotels and spas in Italy. We operate through our wholly owned subsidiary, Conte Rosso & Partners S.r.l. (“CR&P”) and, as a result, are classified as property investment specialists and hotel managers.

We intend to develop our presence in Italy and abroad with a target of owning 2,000 rooms within the next 3 to 5 years.

We are currently in a negotiations with respect to acquisitions in Rome and Florence and have started to search for investment opportunities in Milan

In addition to the items discussed above, we plan to continue to refresh our hotel room product, pursue third-party development partners for additional hotel and restaurant concepts and renovate select facilities to improve our product offerings.

Recent Developments and Events

On November 27, 2013, Masseria Santo Scalone Hotel and Resort Srl (“Masseria”), which was the owner of a real estate property in Ostuni, (Brindisi), resolved the contract entered with Peretola Srl on June 11, 2012 concerning the acquisition of the property. This was mainly due to the impossibility for the seller to fulfill certain conditions precedent (among which to provide the registration of the property as “hotel” instead of as “residential” in the land public registry). Accordingly the property (together with the relative mortgage loans) was returned to the seller, which in turn will have to reimburse Masseria of the down payments made so far (€ 442,188).

On April 11, 2014, Aral Immobiliare Srl (“Aral”), the owner of the Ripa Hotel under a financial lease agreement with Unicredit Leasing SpA, entered into a settlement agreement with the Agenzia delle Entrate (the Italian Revenue Agency) in relation to a tax assessment issued by the latter on January 30, 2014. The tax assessment was concerning certain asserted outstanding taxes (VAT, income taxes etc.) related to the financial lease contract mentioned above for the years from 2008 onwards, for an overall amount of € 3,877,056.35. The settlement agreement envisages that, in relation to the first year of the financial lease contract (2008), Aral will pay the overall amount of € 1,234,202,52 plus interest, in twelve quarterly installments. The first installment has already been paid on April 30, 2014.

For the years from 2009 up to 2013, Aral and the Agenzia delle Entrate entered into a settlement that envisages the following payments:

2009: € 329,278.00

2010: € 189,810.00

2011: € 184,210.00

2012: € 179,710.00

2013 up to 2027: € 151,034.00 (which may be offset by Aral against higher VAT credit, if any)

2028: € 25,172.41 (which may be offset by Aral against higher VAT credit, if any)

On the basis of the above settlement, Aral already set an allowance for € 2,250,000.00 in its 2013 financial statements, which covers all expenses, penalties and interest costs related to this matter.

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

Basis of presentation

The consolidated financial statements for the fiscal years ended December 31, 2013 and December 31, 2012 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. After the recognition of loss on receivables for doubtful accounts in the statement of operations of the year ended December 31, 2013, the Company has determined that as of December 31, 2013 and December 31, 2012 no allowance for doubtful accounts was required. The Company does not require collateral to support customer receivables.

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

Depreciation is charged on a straight-line basis over the estimated remaining useful lives of the individual assets. Depreciation commences from the time an asset is put into operation. Depreciation is not charged on assets to be disposed of or on land. The range of the estimated useful lives is as follows:

-	Buildings and constructions: 33 – 66 years
-	Machinery and equipment: 2 – 20 years
-	Others: 5 years

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

As of December 31, 2013 and December 31, 2012, there are no derivative instruments. During 2012, there was only one derivative instrument hedging the risk of variable interest rates (an “interest rate cap”), the notional amount of which was € 4 million. This derivative instrument hedges the risk from change of interest rate on a mortgage loan facility with “bullet” repayments originally of € 8 million of which € 6.6 million is outstanding. This derivative was divested as part of our plan to focus on hotels only as of September 30, 2012.

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

Results of Operations

For the years ended December 31, 2013 and December 31, 2012

	December 31,	December 31,
	2013	2012
	Audited	Audited

Revenue from operations	€3,483	€4,420
Direct operating and selling, general and administrative costs
Direct operating costs	1,884	1,207
Selling, general and administrative costs	9,558	441
Amortization and depreciation	2,235	2,239
Total direct operating, selling, and administrative costs	13,677	3,887
Operating Profit/(Loss)	(10,194)	533
Interest income	697	33
Interest expenses	2,346	(2,210)
Profit/(Loss) from continuing operations, before income taxes	(11,843)	(1,644)
Income taxes	769	(725)
Profit/(Loss) from continuing operations, net of income taxes	(11,074)	(2,369)
Net profit/(loss) from operations of discontinued operations, after taxes	2	(1,391)
Net profit/(loss) on disposal of discontinued operations, after taxes	(602)	11,881
Net profit/(loss) from discontinued operations	(600)	10,490
Consolidated net profit/(loss) for the period	(11,674)	8,121
Less net loss attributable to non-controlling interests in the consolidated subsidiaries		32
Net profit/(loss) attributable to owners of Southern States Sign Company	(11,674)	8,153

Revenues

 Revenues for the year ended December 31, 2013, decreased approximately €937,000, or 21.2%, compared to the year ended December 31, 2012. This decrease is due mainly to the renegotiation of the management agreement of the Ripa Hotel, which resulted in a reduction of the annual rental fee.

Direct Operating Costs

Direct Operating Costs for the year ended December 31, 2013, increased approximately € 677,000, or 56.2%, compared to the year ended December 31, 2012. This increase is mainly due to start-up expenses of IBH Ripa, which has been entitled as new hotel management company of the Ripa Hotel during the second half of 2013.

Selling, General and Administrative Costs

Selling, General and Administrative costs for the years ended December 31, 2013 and 2012, were approximately € 9,558,000 and €441,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, occupancy expenses, sales travel, consulting costs and other expenses. This increase is mainly due to the following costs:

−	Advisory costs in connection with the Share Exchange and pre-listing process.
−	Tax and related penalties and interests, due to a recent tax assessment settled by the Italian Tax Government Authority (€ 2,250,000).
−	Allowance related to a litigation involving the renovation of the Hotel Majestic (Galzignano Terme Golf & Resorts, S.p.A.) mentioned above (Part I – Item 3. Legal proceedings) (€ 1,548,000).
−	Loss on receivables for doubtful accounts for a total of € 3,391,000, of which € 1,598,000 refers to losses on receivables from Laudatio (a company deconsolidated in 2012, currently related party), residual after its deconsolidation, since they were deemed no longer recoverables.

Amortization and Depreciation

Amortization and depreciation for the years ended December 31, 2013 and 2012 were approximately € 2,235,000 and €2,239,000, respectively. The decrease is immaterial.

Interest Income

Interest income for the years ended December 31, 2013 and 2012 was approximately a gain of € 697,000 and a gain of €33,000, respectively. The increase was mainly due to the interest income related to the receivable of € 8,890,000 from Masoledo in connection with the divestment of non-hotel assets which occurred during September, 2012.

Interest Expense

Interest expense for the years ended December 31, 2013 and 2012 was approximately € 2,346,000 and € 2,210,000 respectively. The increase was due to the higher average interest rate on financial debt, recorded in 2013.

Discontinued operations

During the fiscal year ended December 31, 2013, we completed the sales of the following non-hospitality properties:

−	In April, 2013 the Company sold the property located in Via Benaco, Milan (Italy). The property has been owned under a capital lease contract, which has been transferred to the acquirer (third party not related to our group) with no-cash inflow paid. The divestment generated a loss on disposal of € 31,000, net of taxes.
−	In December, 2013 the Company also sold the property located in Via Buozzi, Rome (Italy). The property has been owned under a capital lease contract, which has been transferred to the acquirer (Valma Immobiliare S.r.l., a related party owned by Mr Conte’s family) with no-cash inflow paid. The divestment generated a loss on disposal of €571,000 net of taxes.

In addition to the disposals mentioned above, in November 2013, Masseria Santo Scalone Hotel and Resort Srl (“Masseria”), which was the owner of a real estate property in Ostuni, (Brindisi), resolved the contract entered with Peretola Srl on June 11, 2012 concerning the acquisition of the property. This was mainly due to the impossibility for the seller to fulfill certain conditions precedent (among which to provide the registration of the property as “hotel” instead of as “residential” in the land public registry). Accordingly the property (together with the relative mortgage loans) was returned to the seller, which in turn will have to reimburse Masseria of the down payments made so far (€ 442,188).

Income Taxes

Income taxes for the years ended December 31, 2013 and 2012 were approximately a gain of € 769 and a loss of € 725, respectively. The decrease is related to the loss before income taxes occurred in 2013. The positive amount recognized in the statement of operations for the year ended December 31, 2013 refers to the recognition of lower income taxes allowances recorded in the statement of operations for the year ended December 31, 2012.

Going concern considerations

Notwithstanding the losses recorded in 2013, we expect to remain in operation for the foreseeable future on the basis of the strategies we are currently implementing, which will have a positive impact on the profitability of our business in the future years. Therefore we have the ability to continue as a going concern for a long and reasonable period following the date of the financial statements.

Liquidity and Capital Resources

For the years ended December 31, 2013 and December 31, 2012,

As of December 31, 2013 we had cash and cash equivalents of approximately € 728,000, negative working capital of approximately € 4,234,000 and accumulated loss of approximately € 3,466,000.

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately € 231,000 for the year ended December 31, 2013, compared to the net cash used of approximately € 7,031,000 for the year ended December 31, 2012.

The net cash used in operating activities for the year ended December 31, 2013 reflects a net loss of approximately € 11,674,000 and a net loss from operations on discontinued operations of approximately € 2,000, offset by a gain on disposal of discontinued operations of approximately € 602,000, a depreciation and amortization of approximately € 2,235,000 and other depreciation and allowance of approximately 3,798,000. Changes in assets and liabilities included an increase in trade receivables of approximately € 2,715,000, an increase in related party receivables of approximately € 3,237,000, an increase in advanced payments on purchases of property of approximately € 8, a decrease in other assets of approximately € 822,000, an increase in trade payables of approximately € 1,135,000, a decrease in related party payables of approximately € 405,000, a decrease in other payables of approximately € 1,377,000, a decrease in VAT taxes receivable of approximately € 35,000 and an increase in other liabilities of approximately € 889,000.

The net cash used in operating activities for the year ended December 31, 2012 reflects a net income of approximately € 8,121,000, a net gain from operations on discontinued operations of approximately € 1,391,000 and a depreciation and amortization of approximately €2,239,000, offset by a loss on disposal of discontinued operations of approximately € 11,881,000. Changes in assets and liabilities included a decrease in trade receivables of approximately € 1,518,000, a decrease in related party receivables of approximately € 20,610,000, an increase in other receivables of approximately € 11,000, a decrease in advanced payments on purchases of property of approximately € 6,000, a decrease in other assets of approximately € 52,000, a decrease in trade payables of approximately €2,341,000, an increase in related party payables of approximately € 6,989,000, an increase in other payables of approximately €1,327,000, an increase in VAT taxes receivable of approximately € 2,429 and an increase in other liabilities of approximately € 6,034,000. The net cash used in operating activities of discontinued operations was approximately € 161,000.

Cash Flows from Investing Activities

The net cash provided by investing activities for the year ended December 31, 2013 of approximately € 4,934,000 consist primarily of the cash inflow provided by investing activities of discontinued operations (approximately € 5,013,000) due to the returning of the property in Ostuni, (Brindisi) of Masseria Santo Scalone Hotel and Resort Srl to the seller. The contract entered with Peretola Srl was resolved, due to the impossibility for the seller to fulfill certain conditions precedent, as mentioned above.

The net cash provided by investing activities for the year ended December 31, 2012 of approximately € 382,000 consist primarily of the cash inflow (approximately € 1,049,000) due to the discontinued operations, offset by the cash out flow used in continuing operations referred to the purchases of intangible assets (approximately € 1,248,000) and the cash inflow provided by the sale of properties, plant and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2013 was approximately € 4,879,000, which was mainly due to the reimbursement of financial debt related to the return of the property in Ostuni (Brindisi) of Masseria, mentioned above. Net cash provided by financing activities for the year ended December 31, 2012 was approximately €6,779,000, which was mainly due to net financing on discontinued operations, in particular related to the divestment of the non-hotel assets and liabilities occurred in September, 2012.

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

In order to optimize our cash flow, we have very recently started negotiations with the lenders (a pool of four banks) of the mortgage loan in place on the Galzignano property, in order to achieve better terms and conditions (specifically to lengthen the maturity of the loan, currently set for October 2018, and to reduce interest costs). We are positive about the favorable acceptance of our requests.

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

We are in the process of developing one properties which will require capital expenditure – the Green Park Hotel being converted to apartments.

The development of the Green Park Hotel should start in the first half of 2015. It is expected that the Green Park Hotel conversion will cost approximately €4.4 million ($ 5.7 million) to be spent over a period of 1½ years from commencement in 2015.

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

Item 8. Financial Statements and Supplementary Data

Southern States Sign Company

Consolidated Financial Statements for

the year ended December 31, 2013

Report of independent auditors

Crowe Horwath AS S.r.l.

Revisione e organizzazione contabile

Member Crowe Horwath International

Milano, Via G. Leopardi 3 – 20123

Tel. +39 + 02 43912344 Fax: +39 02 4390711

Roma, Via Flaminia 21 – 00196

Tel. +39 06 68395091  Fax +39 06 68581565

Torino, C.so Matteotti 17 – 10121

Tel. +39 011 5119166  Fax +39 011 4407792

Napoli, Corso Vittorio Emanuele 651 – 80121

Tel. +39 081 5538773 Fax +39 081 411529

www.crowehorwath.net - info@crowehorwath-as.it

Report of Independent Registered Publication Firm

To the Board of Directors of

Southern States Sign Company

Rome, Italy

We have audited the accompanying consolidated balance sheet of Southern States Sign Company, expressed in euros as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern States Sign Company as of December 31, 2013, and the result of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

As indicated in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”:

Crowe Horwath AS Srl	Capitale Sociale € 100.000,00	Sede Legale e Amministrativa
	Iscritta al Registro delle Imprese di Milano	Via G. Leopardi 3 – 20123 Milano
Codice fiscale, P.I. e numero iscrizione 01414060200
Iscritta nel Registro dei Revisori presso il Ministero della Giustizia
(D.M. del 12.04.1995)

Crowe Horwath AS S.r.l. Revisione e organizzazione contabile Member Crowe Horwath International

On April 10, 2013, Antonio Conte, Chief Executive Officer, Principal Financial Officer, Chairman and Director of the Company, resigned from each of his positions with the Company, effective as of the same date. There were no disagreements between Mr. Conte and the Company. Mr. Conte informed the Board of Directors of the Company that on April 9, 2013, he was placed under house arrest by the Criminal court in Rome for alleged bankruptcy and tax fraud related to events that took place in 2007 and 2008 and that such events in no way related to the Company or its business. Following his arrest, the Criminal court in Rome also ordered the seizure of all the shares owned by Mr. Conte in the Company, which were put under the management of a receiver.

Rome, May 15, 2014

Crowe Horwath AS S.r.l.

Salvatore Florena
(Partner)

25

€’000

SOUTHERN STATES SIGN COMPANY
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2013 & 2012

	December 31,	December 31,
	2013 Audited	2012 Audited
ASSET
Current Assets:
Cash	€728	€441
Net receivables	1,986	4,701
Related parties receivables	18,804	22,043
VAT Tax receivables	1,324	1,628
Other current assets	1,270	340
Available for sale assets		8,559
Total current assets	24,112	37,711
Non - Current Assets:
Net properties, plant and equipment (Including Capital Leased properties € 32,097 and € 33,259, respectively)	58,375	60,612
Goodwill	1,541	1,541
Other non-current assets (Including Related Parties non-current receivables € 8,890 and € 0, respectively)	10,492	10,535

Total non - current assets	70,408	72,689

Total Assets	€94,520	€110,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdrafts	€963	€2,970
Current maturities of long term loans and capital leases	10,915	9,798
Trade payables	7,207	6,072
Related parties payables	6,609	7,014
Others current liabilities	2,652	4,232
Available for sale liabilities		7,617
Total current Liabilities	28,346	37,703
Non - current liabilities:
Long term loans and capital leases	36,581	37,706
Shareholder's loans	2,361	626
Other non-current liabilities	4,612	60
Total non - current Liabilities	43,554	38,392
Stockholders' Equity
Common stocks	27	27
Additional Paid in Capital	26,059	26,059
Retained earnings/(Accumulated loss)	(3,466)	7,359
Equity attributable to owners of Southern States Sign Company	22,620	33,445
Non-Controlling interests in the consolidated subsidiaries		860
Total Stockholders' Equity	22,620	34,305
Total Liabilities and Stockholders' Equity	€94,520	€110,400

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

€’000, except per share amounts

	December 31,	December 31,
	2013	2012
	Audited	Audited

Revenue from operations	€3,483	€4,420
Direct operating and selling, general and administrative costs
Direct operating costs	1,884	1,207
Selling, general and administrative costs	9,558	441
Amortization and depreciation	2,235	2,239
Total direct operating, selling, and administrative costs	13,677	3,887
Operating Profit/(Loss)	(10,194)	533
Interest income	697	33
Interest expenses	2,346	(2,210)
Profit/(Loss) from continuing operations, before income taxes	(11,843)	(1,644)
Income taxes	769	(725)
Profit/(Loss) from continuing operations, net of income taxes	(11,074)	(2,369)
Net profit/(loss) from operations of discontinued operations, after taxes	2	(1,391)
Net profit/(loss) on disposal of discontinued operations, after taxes	(602)	11,881
Net profit/(loss) from discontinued operations	(600)	10,490
Consolidated net profit/(loss) for the period	(11,674)	8,121
Less net loss attributable to non-controlling interests in the consolidated subsidiaries		32
Net profit/(loss) attributable to owners of Southern States Sign Company	(11,674)	8,153

Loss per share of Common Stock
Loss from continuing operations	€(0.28)	€(0.07)
Net Profit/(Loss) from discontinued operations	€(0.01)	€0.31
Net Profit/(Loss)	€(0.29)	€0.24

Weighted-average shares outstanding:
Common Stock
Basic and diluted	40,151,261	34,260,659

SOUTHERN STATES SIGN COMPANY

STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

 €’000

	December 31,	December 31,
	2013	2012
	Audited	Audited

Net Profit/(Loss) for the period	€(11,674)	€8,153
Other comprehensive income
Foreign currency Translation differences	17	6
Total comprehensive Income/(Loss)for the period	€(11,657)	€8,159

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Audited)

€’000

					Equity
					attributable
					to non-
	Common Stock		Additional	Retained	controlling	TOTAL
	Shares	Amount	Paid In Capital	earnings	interests	EQUITY
Balance at December 31, 2011	33,101,852	€25	€25,978	€(936)	€(3)	€25,064

Shares issued to Consultants	200,000	1	14	-	-	15

Acquisition of Southern States Sign Company	6,849,409	1	67	-	-	68

Change in Percentage of Controlling Interests	-	-	-	136	895	1,031

Net profit/(loss) for the year	-	-	-	8,153	(32)	8,121

Foreign currency translation	-	-	-	6	-	6

Balance at December 31, 2012	40,151,261	€27	€26,059	€7,359	€860	€34,305

Net profit/(loss) for the year	-	-	-	(11,674)		(11,674)

Change in percentage of controlling interests				832	(860)	(28)

Foreign currency translation	-	-	-	17	-	17

Balance at December 31, 2013	40,151,261	€27	€26,059	€(3,466)	€-	€22,620

28

€’000

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2013	December 31, 2012
	Audited	Audited

Cash Flows from Operating Activities:
Net Income/(loss)	€(11,674)	€8,121
Net loss from operations on discontinued operations	(2)	1,391
Net gain from discontinued operations	602	(11,881)
Net Income/(loss) from continuing operations	(11,074)	(2,369)
Depreciation and amortization of non-current assets	2,235	2,239
Other depreciation and allowance	3,798
Other non-cash adjustments	(73)	996
Cash flows from operations before changes in assets and liabilities	(5,114)	866
Changes in assets and liabilities:
Change in trade receivables	2,715	(1,518)
Change in related parties receivables	3,237	(20,610)
Change in other receivables		11
Change in advance payment on purchase and other current assets	8	(6)
Change in other assets	(822)	(52)
Change in trade payables	1,135	(2,341)
Change in related parties payables	(405)	6,989
Change in other payables	(1,377)	1,327
Change in tax receivable and payable	(35)	2,429
Change in other liabilities	889	6,034
Net cash provided by/(used in) operating activities of discontinued operations		(161)
Net cash provided by/(used in) Operating Activities (A)	231	(7,031)
Cash Flows from Investing Activities:
Purchases of intangible assets	(81)	(1,248)
Proceeds from sale of properties, plant and equipment	2	585
Proceeds from sale of associates and other company		2
Other investing change		(6)
Net cash provided by investing activities of discontinued operations	5,013	1,049
Net cash provided by/(used in) investing activities (B)	4,934	382
Cash Flows from Financing Activities:
Net reimbursements/borrowings from bank overdrafts	(2,007)	80
Net proceeds from/repayment of issuance of long-term debt	(8)	(2,040)
Net proceeds from/repayment of issuance of shareholders loan	1,735	804
Net cash provided by/(used in) financing activities of discontinued operations	(4,600)	7,935
Net cash provided by Financing Activities (C )	(4,879)	6,779
Net Increase/(decrease) in Cash and Cash Equivalents (A+B+C)	287	129
Cash and cash equivalents at beginning of the year	441	312
Cash and cash equivalents at end of the year	€728	€441

SOUTHERN STATES SIGN COMPANY

Notes to audited Consolidated Financial Statements

For the years ended December 31, 2013 and 2012

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

As of December 31, 2013 the consolidated operating subsidiaries are the following (those entities which are indented represent subsidiaries of the entity under which they are indented):

Subsidiaries

Name of Company	% Ownership	Location	Principal activity
Southern States Sign Company
A. Conte Rosso & Partners S.r.l.	100.00	Italy	Hospitality Business

1. Aral Immobiliare S.r.l.	100.00	Italy	Hospitality business

2. C.R.&P. Service S.c.a.r.l.	100.00	Italy	Group’s Exclusive financial services

3. Galzignano Terme Golf & Resort S.p.A.	100.00	Italy	Hospitality business

4. Masseria Santo Scalone Hotel & Resort S.r.l.	100.00	Italy	Hospitality business

5. Primesint S.r.l.	100.00	Italy	Investment Company

6. IBH Management Company S.r.l.	100.00	Italy	Hospitality business

7. IBH Ripa S.r.l	100.00	Italy	Hospitality business

8. GHG Resorts S.r.l.	100.00	Italy	Hospitality business

On March 26, 2013, I.B.H. Management Company S.r.l. (“I.B.H. Management”) was incorporated. I.B.H. Management is 95% owned by C.R.&P. Service S.c.a.r.l. and 5% owned by Mr. Antonio Conte.

 On April 3, 2013, GHG Resorts S.r.l. (“GHG Resorts”) was incorporated. GHG Resorts is 95% owned by I.B.H. Management and 5% owned by Mr. Antonio Conte.

On October 10, 2013, I.B.H. Ripa S.r.l. (“I.B.H. Ripa”) was incorporated. I.B.H. Ripa is 90% owned by I.B.H. Management and 10% owned by Aral Immobiliare S.r.l.

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

Basis of presentation

The consolidated financial statements for the fiscal year ended December 31, 2013 and December 31, 2012 are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“US GAAP”).

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

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of December 31, 2013 and 2012, € 0 is the allowance for doubtful accounts that was required. The Company does not require collateral to support customer receivables.

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

Depreciation commences from the time an asset is put into operation. Depreciation is not charged on assets to be disposed of or on land. The range of the estimated useful lives is as follows:

-	Buildings and constructions: 33 - 66 years
-	Machinery and equipment: 2 – 20 years
-	Others: 5 years

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

The realized value of these assets is higher than the net asset carrying value.

In 2013 we continued to divest some non hospitality assets, by realizing following divestment:

−	We sold the property located in Via Benaco, Milan (Italy), owned by Primesint, S.r.l. The property has been owned under a capital lease contract, which has been transferred to the acquirer.
−	We sold the property located in Via Buozzi, Rome (Italy) owned by Conte Rosso & Partners, S.r.l. to a related party (Valma Immobiliare, S.r.l., owned by Mr.Conte’s family). The property has been owned under a capital lease contract, which has been transferred to the acquirer.
−	In 2013 we also resolved the Masseria Santo Scalone purchase contract, due to non fulfillment of some conditions precedent, by returning the real estate property and the related debt to the seller.

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

 As of December 31, 2013 and December 31, 2012, there are no derivative instruments. During 2012, there was only one derivative instrument hedging the risk of variable interest rates (an “interest rate cap”), the notional amount of which was € 4 million. This derivative instrument hedges the risk from change of interest rate on a mortgage loan facility with “bullet” repayments originally of € 8 million of which € 6.6 million is outstanding. This derivative was divested as part of our plan to focus on hotels only as of September 30, 2012.

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

We are subject to income taxes under the tax laws of Italy. The Company accounts for uncertainty in income taxes in accordance with Topic 740, “Income Taxes,” of the Accounting Standards Codification (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with generally accepted accounting principles and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. ASC 740 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the years ended December 31, 2013 and 2012, the Company recognized no adjustments for uncertain tax positions.

 The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. There is no interest or penalties relating to tax positions during the years ended December 31, 2013 and 2012.

The Company is also subject to examination in Italy where it has filed tax returns for the years 2009 through 2011. On April 11, 2014, Aral Srl. entered into a settlement agreement with the Italian Revenue Agency in relation to a tax assessment concerning certain asserted outstanding taxes (VAT, income taxes etc.), as mentioned below (see Note n. 13 – Subsequent events).

Stockholder’s equity

As of December 31, 2013, the share capital of CR&P is represented by 40,151,261 outstanding shares. Mr. Antonio Conte and his wife Maddalena Olivieri contributed 82.44% of the share capital of CR&P.

As of December 31, 2012, after the Share Exchange was consummated on November 1, 2012, the share capital of CR&P is represented by 39,526,261 outstanding shares. Mr. Antonio Conte and his family contributed 87.14% of the share capital of CR&P.

NOTE 3. RELATED PARTIES RECEIVABLES AND PAYABLES

Related parties current receivables and payables relate to the former CEO and shareholder, Mr. Antonio Conte, both directly and indirectly. As of December 31, 2013 the amounts of related parties current receivables of € 16,293 thousand and payables of € 6,213 thousand refers to CR&P Service, S.r.l., a subsidiary incorporated in 2012 that manages the Company’s cash facilities and cash pooling and also for other companies owned by Mr. Conte but not consolidated in CR&P (related parties). During the fiscal years 2012 and 2013, the operations of CR&P Service, S.r.l. did not generate any material impact on the consolidated equity and statement of operations of CR&P. The amounts shown as non-current receivables as of December 31, 2013 and December 31, 2012 relate to a receivable from Masoledo, S.r.l., owned by Mr. Conte in connection with the sale of the non-hotel business which occurred in September, 2012.

The amount of related parties current receivables of € 1,561 thousand refers to a sale of two non-hotel assets (buildings of Porto Rotondo e Porto Cervo, OT, Italy), previously owned by Ripa Hotel & Resorts, S.r.l. (a wholly-owned subsidiary merged with Aral S.r.l. on March, 2013), to Valma Immobiliare, S.r.l., a related party owned by Mr. Conte’s family.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, included in continuing operations, comprises:

€’000

Property, plant and equipment	December 31, 2013	December 31, 2012

Hotel Ripa building, plant and equipment	€42,594	€42,654
Terme di Galzignano golf, building, plant and equipment	39,129	39,229
Less accumulated depreciation	(23,348)	(21,271)
Total, net	€58,375	€60,612

The properties owned by the Company as of March 18, 2014 has been recently tested for impairment, by committing a specialized appraisal firm, which provided updated appraisals of their fair value. The methodologies applied in those appraisals mainly consists in the market value method and the discounted future cash flows method. The appraisals show fair value amount of the properties significantly higher than the relevant carrying amount, as can be seen from the following table.

€’000

Property, plant and equipment	Balance Sheet as of December 31, 2013 (net of accumulated depreciation)	Appraisal values as of March 18, 2014	Differential

Hotel Ripa building, plant and equipment	€34,952	€39,900	€4,948
Terme di Galzignano golf, building, plant and equipment	23,423	56,393	32,970
Total	€58,375	€96,293	€37,918

NOTE 5. MAJOR ACQUISITIONS AND DIVESTMENTS

Masseria Santo Scalone Hotel & Resort S.r.l.

In line with the strategy to expand operations in the hospitality area, on September 29, 2012, the Company acquired 100.00% of Masseria Santo Scalone Hotel & Resort Srl (“Masseria”) from a related party (Masoledo Srl, owned by Mr. Conte’s family), which had previously purchased, in June 2012, an ancient real estate property located in Ostuni, Pulia, in the south of Italy, from Peretola Srl. The cost of acquisition of Masseria was €3.2 million.

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

On November 27, 2013, Masseria resolved the contract entered with Peretola Srl in June 2012. This was mainly due to the impossibility for the seller to fulfill certain conditions precedent (among which to provide the registration of the property as “hotel” instead of as “residential” in the land public registry). Accordingly the property (together with the relative mortgage loans) was returned to the seller, which in turn will have to reimburse Masseria of the down payments made so far (€ 442,188).

Change in percentage of interests in Primesint, S.r.l.

At the beginning of 2013, the shareholders of the Company entered into an agreement of exchange of interests in Primesint Srl. After this investment, Primesint is a wholly-owned subsidiary. The transaction has been realized with no gain or loss for controlling interests.

Change in percentage of interests in Galzignano Terme Golf & Resorts, S.p.A.

At the beginning of 2013, the shareholders of the Company entered into an agreement of exchange of interests in Galzignano Terme Golf & Resorts, S.p.A.. After this transaction, Galzignano is a wholly-owned subsidiary. The transaction has been realized with no gain or loss for controlling interests.

Divestment of all non-hospitality businesses

In September 2012, the Company divested all of it non-hotel assets to a related party company controlled by the shareholders. The total assets and liabilities divested was € 52.9 million and € 44.7 million, respectively.

Divestment of the property in Via Benaco, Milan, Italy

In order to focus on the hospitality business, in April, 2013 the wholly-owned subsidiary Primesint, S.r.l. sold the property located in Via Benaco, Milan (Italy). The property has been owned under a capital lease contract, which has been transferred to the acquirer with no-cash inflow paid.

The balance sheet effects of this disposal are summarized in the table below:

Balance sheets effects of the divestment of the property in Via Benaco, Milan (Italy)

€’000	April 1, 2013
Inflow of cash and other assets	€0
Total assets divested, less accumulated depreciation	(438)
Total liabilities divested	407
Recognized loss	(31)

The loss resulting from this divestment has been recognized in the consolidated statement of operations as a loss on disposal of discontinued operations.

Divestment of the property in Via Buozzi, Rome (Italy)

In order to focus on the hospitality business, in December, 2013, the wholly-owned subsidiary Conte Rosso & Partners, S.r.l. sold the property located in Via Buozzi, Rome (Italy) to a related party (Valma Immobiliare, S.r.l., owned by Mr.Conte’s family). The property has been owned under a capital lease contract, which has been transferred to the acquirer with no-cash inflow paid.

The balance sheet effects of this disposal are summarized in the table below:

Balance sheets effects of the divestment of the property in Via Buozzi, Rome (Italy)

€’000	December 18, 2013
Inflow of cash and other assets	€0
Total assets divested, less accumulated depreciation	(3,137)
Total liabilities divested	2,566
Recognized loss	(571)

The loss resulting from this divestment has been recognized in the consolidated statement of operations as a loss on disposal of discontinued operations.

NOTE 6. GOODWILL

The table below shown the breakdown of goodwill related to continuing operations:

€’000

	Owned and leased hotel	Others owned properties	Total
Balance as of January 1, 2012

Goodwill, net	1,149	392	1,541

No Activity during the period	-	-	-

Balance as of December 31, 2012

Goodwill, net	1,149	392	1,541

Balance as of January 1, 2012

Goodwill, net	1,149	392	1,541

Acquisition of the Ripa Hotel’s hotel management activity	-	-	-

Balance as of December 31, 2013

Goodwill, net	1,149	392	1,541

In the fiscal years ended December 31, 2013 and 2012, the company did not have any new goodwill or any impairment on existing goodwill.

NOTE 7. OTHER NON-CURRENT ASSETS

The table below shown the breakdown of other non-current assets, related to continuing operations:

€’000

	December 31, 2013	December 31, 2012
Related parties non-current receivables	€8,890	€8,890
Investment in other companies	4	13
Accruals and deferred costs	259	375
Other intangible assets	1,339	1,257
Total Other non-current assets	€10,492	€10,535

NOTE 8. BANK OVERDRAFTS AND LONG-TERM DEBT

Amounts of financial debt (related to continuing operations) due to non-related parties are:

€’000

Mortgage & Capital Leases

	December 31, 2013	December 31, 2012
Mortgage loan on property	€21,084	€20,791
Leases	26,412	26,712
Total	€47,496	€47,503

	December 31, 2013	December 31, 2012
Current portion of debt	€10,915	€9,798
Long term debt	36,581	37,706
Total	€47,496	€47,503

BANK OVERDRAFT

The following tables sets out the main terms and conditions and the outstanding overdraft balances as of December 31, 2013 and 2012 of the financial debts referred to continuing operations:

€’000

Company	Type of debt	Object	Collateral	Outstanding balance as of December 31, 2013	Outstanding balance as of Dec. 31, 2012
CONTE ROSSO & PARTNERS, S.R.L.	BANK OVERDRAFT	Cash facility	-	-	2,051
TERME DI GALZIGNANO, S.r.l.	BANK OVERDRAFT	Cash facility	-	963	919
			TOTAL	963	2,970

Outstanding non-current loans related to continuing operations as of December 31, 2013 and 2012

€’000

Company	Type of debt	Object	Collateral	Outstanding. balance as of Dec. 31, 2013	Outstanding balance as of Dec. 31, 2012
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	507	688
ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	26,279	26,712
ARAL IMMOBILIARE, S.r.l.	MORTGAGE LOAN	Building purchase	Building, Porto Cervo (Olbia), Italy	308	438
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	14,843	14,361
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	5,559	5,304
			TOTAL	47,496	47,503

The following table sets out the significant term and future payments of long-term loans related to continuing operations:

				€’000
				Installments maturity as of December 31
Company	Type of debt	Object	Collateral	2014	2015	2016	2017	2018
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	328	179	-	-

ARAL IMMOBILIARE, S.r.l.	MORTGAGE LOAN	Building purchase	Building, Porto Cervo (Olbia), Italy	308
ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	911	649	678	709	742
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	3,809	1,379	1,379	1,379	1,379
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	5,559
			TOTAL	€10,915	€2,207	€2,057	€2,088	€2,121

The following table sets out the amounts of the assets held and used by capital lease:

	Asset Balances at	Asset Balances at
Class of property	December 31, 2013	December 31, 2012

Building	€38,730	€38,730

Less: accumulated depreciation	(6,633)	(5,471)

Net balance	€32,097	€33,259

The following table sets out the schedule of the undiscounted and discounted future minimum lease payments:

Minimum lease payments (future and net present value)
Year ending December 31:	€’000
2014	2,053
2015	1,763
2016	1,763
2017	1,763
2018	1,763
Later years	18,740
Purchase option	11,522
Net minimum lease payments	39,366
Less: Amount representing interest	(13,087)
Present value of net minimum lease payments	€26,279

As of December 31, 2013, there are no unused credit lines.

NOTE 9. SHAREHOLDER’S LOANS

In order to strengthen the Group’s capital position and taking into account future financial commitments to enable the real estate investment and development projects to be progressed, in the last quarter of 2011, Mr. Conte waived repayment of shareholder’s loans of € 25.9 million.

NOTE 10. OTHER NON CURRENT LIABILITIES

The amount of € 4,612 as of December 31, 2013, mainly refers to the following allowances to provisions account:

−	the amount of € 2,250 is related to the settlement of Aral. with the Italian Revenues Agency, mentioned below in the note n. 13 – Subsequent events.
−	The amount of € 1,548 refers to a litigation occurred between Galzignano Terme Golf & Resort, S.p.A. and Sercos SpA.

The amount of € 590 refers to an allowance about a dispute with a supplier.

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

Our operating losses carried forward and available for offset against future profits as of December 31, 2013 and December 31, 2012 is € 12,325 and €651, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of December 31, 2013 and 2012:

€’000

	2013		2012
Deferred tax asset – net operating loss carryovers		3,389	179
Less Valuation allowance		(3,389)	(179)
Net deferred tax asset	€		€-

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

The reconciliation of income tax benefit attributable to continuing operations computed at the Italian statutory tax rates to the income tax benefit recorded is as follows:

	Year ended December 31,
	2013		2012
Income tax at Italian statutory rate of 27.5%		€(3,210)	€2,369
Increase in valuation allowance		3,210	(2,369)
Income tax benefit	€		€-

NOTE 13. SUBSEQUENT EVENTS

On April 11, 2014, Aral Immobiliare Srl (“Aral”), the owner of the Ripa Hotel under a financial lease agreement with Unicredit Leasing SpA, entered into a settlement agreement with the Agenzia delle Entrate (the Italian Revenue Agency) in relation to a tax assessment issued by the latter on January 30, 2014. The tax assessment was concerning certain asserted outstanding taxes (VAT, income taxes etc.) related to the financial lease contract mentioned above for the years from 2008 onwards, for an overall amount of € 3,877,056.35. The settlement agreement envisages that, in relation to the first year of the financial lease contract (2008), Aral will pay the overall amount of € 1,234,202,52 plus interest, in twelve quarterly installments. The first installment has already been paid on April 30, 2014.

For the years from 2009 up to 2013, Aral Srl and the Agenzia delle Entrate entered into a settlement that envisages the following payments:

2009: € 329,278.00

2010: € 189,810.00

2011: € 184,210.00

2012: € 179,710.00

2013 up to 2027: € 151,034.00 (which may be offset by Aral against higher VAT credit, if any)

2028: € 25,172.41 (which may be offset by Aral against higher VAT credit, if any)

On the basis of the above settlement, Aral already set an allowance for € 2,250,000.00 in its 2013 financial statements which covers all expenses, penalties and interest costs related to this matter.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure (Item 304 of Reg. S-K)

On January 20, 2014, the Company, through and with the approval of its Board of Directors, informed Bompani Audit Srl (“Bompani”), that it was terminating Bompani as the Company’s independent registered public accounting firm, effective as of such date.

Bompani was appointed as the Company’s independent registered public accountant firm on April 11, 2013. The report of Bompani on the Company’s consolidated financial statements for the year ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, or modification of opinion as to uncertainty, audit scope, or accounting principles.

During the period of time that Bompani served as the Company’s independent registered public accountant, there were no disagreements with Bompani, resolved or unresolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Bompani, would have caused Bompani to make reference to the subject matter of the disagreements in connection with its report.

There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K that occurred during the period of time that Bompani served as the Company’s independent registered public accountant.

The Company has requested that Bompani furnish it a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter, dated January 20, 2014 is filed as Exhibit 16.2 to this Form 10-K.

On January 20, 2014, the Company, through and with the approval of its Board of Directors, engaged Crowe Horwath AS Srl (“Crowe”) as its independent registered public accounting firm.

During the Company’s two most recent fiscal years ended December 31, 2012 and December 31, 2013, the Company did not consult with Crowe regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Crowe on the Company's financial statements, and Crowe did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

Furthermore, during the Company’s two most recent fiscal years ended December 31, 2012 and December 31, 2013, the Company has not consulted Crowe on any matter that was the subject of a disagreement as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of December 31, 2013, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as at December 31, 2013.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On October 30, 2013 we terminated the previous lease and management contractual agreement regarding the Ripa hotel with Ku Hotels Srl. No penalty was paid by any of the parties. On the same date we entered into a new lease and management agreement with IBH Ripa subsidiary of SOST controlled through its subsidiaries Aral Srl (the company that owns, by means of a financial lease contract, the real estate property of the Ripa Hotel), and IBH Management Company Srl. The new lease and management agreement provides for a nine-year initial term with an automatic nine-year extension. IBH Ripa. The annual rent is €1.680.000 for the first year, €1.920,000 for the second year and €2.160.000 for the remainder years to lease and manage the business operations of the Ripa Hotel. IBH Ripa provides and pays for ordinary maintenance as well as insurance during the term of the agreement, while extraordinary maintenance is on behalf of Aral Srl.

On December 18, 2013, a new lease agreement and a new management agreement regarding the Terme di Galzignano complex were executed - through our newly incorporated subsidiary called GHG Resorts Srl (“GHG”), controlled by IBH Management Company Srl - with JSH, in replacement of the one previously executed on April, 2012. The new lease agreement comprises all three operating hotels (Majestic, Sporting and Splendid) and provides for a eighteen years and 21 days term with an automatic nine year extension unless either party notifies the other at least eighteen months before the end of the initial term. We can terminate the contract at any time if JSH fails, among other things, to pay the rent or expenses, prepare the budget within contractual deadlines, maintain the properties or arrange for the insurance required by the contract. The annual rent consists of a guaranteed minimum rent plus, starting from the fifth year, a variable amount based on 75% of the hotel’s gross operating profit. Gross operating profit is equal to revenues less allowances, premiums and discounts as well as fixed and variable costs. The guaranteed minimum rent for the 21 days of December 2013 and the full 2014 is €400,000, for 2015 is €550,000, for 2016 is €700,000, for 2017 is € 850,000 and thereafter will be the maximum amount between € 950,000 and 75% of the Gross operating profit as described above. JSH provides and pays for ordinary and extraordinary maintenance during the term of the agreement.

The new management agreement provides for the management of the Hotel Sporting, Majestic and Splendid as well and provides for a eighteen years and 21 days term with an automatic nine year extension unless either party notifies the other at least eighteen months before the end of the initial term. We can terminate the contract at any time if JSH fails, among other things, to pay the rent or expenses. The annual fee paid to GHG by JSH is €100,000 per year.

GHG, in turn, has executed two different lease and management contractual agreements, the first one with Galzignano Terme Golf & Resort SpA (“Galzignano”), a fully owned subsidiary of SOST which is the owner of the Terme di Galzignano complex, in relation to the lease of the real estate, and the second one with RVH Srl (“RVH”), the owner of the hotel business related to the Terme di Galzignano Complex (which does not belong to the SOST group of companies).

The lease agreement between GHG and Galzignano was executed on December 18, 2013, and provides for a eighteen years and 21 days term with an automatic nine year extension unless either party notifies the other at least eighteen months before the end of the initial term. We can terminate the contract at any time if GHG fails, among other things, to pay the rent or expenses. The annual rent consists of, a variable amount based on 75% of GHG’s Gross operating profit with a guaranteed minimum rent of € 100,000 per year. The management agreement between GHG and RVH was also executed on December 18, 2013, and provides for a eighteen years and 21 days term with an automatic nine year extension unless either party notifies the other at least eighteen months before the end of the initial term. RVH can terminate the contract at any time if GHG fails, among other things, to pay the rent or expenses. The annual fee is € 100,000 per year.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Sergio Schisani	59	Chief Executive Officer, Principal Financial Officer and Director
Giancarlo Lanna	55	Chairman of the Board of Directors
Marco Milli	46	Director
Charles Gargano	79	Director
Dorothy Herman	60	Director

 Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Sergio Schisani, served as the General Manager of Torre SGR, a Real Estate Investment Trust, since 2006, prior to joining the Company. Torre SGR is owned by the Fortress Group, a private equity firm with more than € 3 billion in assets under management. As General Manager of Torre SGR, Mr. Schisani helped facilitate the REIT’s investment in 17 properties with a total market value of € 550 million. Mr. Schisani graduated from the University of Rome in 1979 with a degree in engineering. Mr. Schisani was appointed Chief Executive Officer, Principal Financial Officer and Director of the Company in April 2013.

Giancarlo Lanna has practiced law since 1982. Mr. Lanna’s practice focuses primarily on the areas of business, employment and administrative law for private clients, public institutions and listed companies. Mr. Lanna currently serves as a member of the Board of Governors for the Promotion of International Commercial Arbitration and Conciliation in the Mediterranean, Vice Chairman of the Italy-China Foundation and Director for SIBAC Co Ltd., a business consulting company. From 2005 to 2012, Mr. Lanna served as Chairman of Simest SpA, a financial institution for the development and promotion of Italian enterprises abroad. Also, from 2003 to 2007, Mr. Lanna served as the Chairman of Italian System for Business SpA, a company whose aim is to promote the internationalization of Italian companies. Mr. Lanna graduated from Naples University in 1985 with a degree in law. Mr. Lanna was appointed Chairman and Director of the Company in November 2012.

Marco Milli currently runs his own legal practice in Rome and has more than 15 years of experience in academia as a professor and visiting professor in various Italian and European universities. Mr. Milli currently serves as a director at the Fondazione Banca Nazionale delle Comunicaziono, or the BNC Foundation, whose mission is to provide funding for studies, projects, actions and initiatives in various areas such as volunteering, philanthropy, charity, environmental protection and quality and art conservation and enhancement of cultural heritage. Mr. Milli graduated with a degree in law from the University of Rome “La Sapienza.” Mr. Milli was appointed Director of the Company in November 2012.

Charlie Gargano served as Chairman and Chief Executive Officer of the Empire State Development Corporation and Vice-Chairman of the Port Authority of New York and New Jersey from 1995 to 2007. He was appointed to these positions by Governor George Pataki. Mr. Gargano has spent more than 20 years in public service at the Federal and State level, serving under two presidents as well as the administration of Governor Pataki. He has an MBA and Bachelor's degree in Civil Engineering from Farleigh Dickinson University, as well as a Master's degree in Civil Engineering from Manhattan College. Mr. Gargano has also received four Honorary Doctorate Degrees and holds professional engineering licenses in New York, New Jersey, Connecticut, Oklahoma and Vermont. Mr. Gargano was appointed Director of the Company in November 2012.

Dorothy Herman is the Chief Executive Officer of Prudential Douglas Elliman, a real estate brokerage company, which is New York’s largest residential brokerage, with over 4,000 real estate professionals and 675 employees working in more than 70 offices. Ms. Herman also controls a portfolio of real estate services, including commercial and retail leasing and sales services, relocation and settling-in services, new development and consulting services, property management services, PDE Title service and mortgage services as provided by DE Capital Mortgage. Ms. Herman began her real estate career in Long Island where she purchased Prudential Long Island Realty in 1989. After turning DE Capital Mortgage into a major brokerage operating in Long Island and the Hamptons, Ms. Herman purchased Douglas Elliman, one of Manhattan’s largest brokerage firms, with her partner Howard Lorber in 2003. Since 2003, Prudential Douglas Elliman has become one of the largest and fastest-growing real estate firms in New York as well as South Florida. Mrs. Herman was appointed Director of the Company in November 2012.

 On January 14, 2014, due to personal reasons, Mr. Domenico Ballo resigned from all its engagements with our group.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), except that on April 9, 2013, Antonio Conte, the former Chief Executive Officer, Principal Financial Officer, President and Director of the Company was placed under house arrest by the Court of Rome for alleged bankruptcy and tax fraud related to events that took place in 2007 and 2008; (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Audit Committee:

Charles Gargano, Marco Milli and Dottie Herman currently serve as members of the Audit Committee. The Audit Committee does not have an “audit committee financial expert” as defined in applicable SEC rules. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Responsibilities of the Audit Committee include:

·	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

·	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

·	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

·	setting clear hiring policies for employees or former employees of the independent auditors;

·	obtaining a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

·	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

·	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating and Corporate Governance Committee:

Charles Gargano, Marco Milli and Dottie Herman currently serve as members of the Nominating and Corporate Governance Committee. Responsibilities of the Nominating and Corporate Governance Committee shall include:

·	establishing and articulating qualifications, desired background and selection criteria for members of the board of directors;

·	developing policy regarding the consideration of candidates for election or appointment to the board of directors that are recommended by stockholders of the Company and procedures to be followed by stockholders in submitting such recommendations;

·	making recommendations to the board of directors concerning all nominees for board membership, including the re-election of existing board members and the filling of any vacancies;

·	evaluating and making recommendations to the board of directors concerning the number and responsibilities of board committees and committee assignments, including recommending committee chairs;

·	annually soliciting input from the board of directors and conducting an annual review of the effectiveness of the operation of the board of directors and the board committees;

·	developing, recommending and periodically reviewing a set of corporate governance principles applicable to the Company in accordance with applicable laws and regulations;

·	considering matters relating to the retirement of board members;

·	developing an orientation program for new directors, reviewing such programs on a periodic basis and recommending action to the board of directors, individual directors and management, where appropriate;

·	conducting an annual self-assessment of the performance of the Nominating or Governance Committee;

·	approving service by directors on any additional for-profit boards, on public company audit committees and approving service by executive officers on any board; and

·	overseeing the implementation by management of standards and procedures for detecting and deterring unethical conduct and promoting an organizational culture that encourages a commitment to compliance with the law and periodically reviewing the efficacy of such standards and procedures.

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

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Sergio Schisani, at the address appearing on the first page of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company presently does not have employment agreements with its named executive officers and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers. The Company has not paid any cash and/or stock compensation to its named executive officers. As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

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

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Beneficial Ownership

The following table sets forth, as of April 30, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially owning more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 40,151,261 shares of common stock issued and outstanding on May 14, 2014.

Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Total all executive officers and directors (one person)	0	0%

Other 5% Shareholders
Antonio Conte Via Cortina d’Ampezzo 221 Rome, Italy 00135	21,291,667	53.03%

Maddalena Olivieri (wife of Antonio Conte) Via Cortina d’Ampezzo 221 Rome, Italy 00135	11,810,185	29.41%

Integrated Asset Management PLC 4 Hill Street London, W1J 5NE	2,246,317	5.60%

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

On April 10, 2013, Antonio Conte, Chief Executive Officer, Principal Financial Officer, Chairman and Director of the Company, resigned from each of his positions with the Company, effective as of the same date. There were no disagreements between Mr. Conte and the Company. Mr. Conte informed the Board of Directors of the Company that on April 9 2013, he was placed under house arrest by the Criminal court in Rome for alleged bankruptcy and tax fraud related to events that took place in 2007 and 2008 and that such events in no way related to the Company or its business. Following his arrest, the Criminal court in Rome also ordered the seizure of all the shares owned by Mr. Conte in our Company, which were put under the management of a receiver.

 The persons named above (with the exception of Mr. Antonio Conte for the reasons explained above) have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in €) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2013 and 2012:

Financial Statements for the Year Ended December 31:	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2013	€50,000	€0	€0	€0
2012	€80,000	€0	€0	€0

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)	Documents filed as part of this report

(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of the Company, under Item 8 of Part II hereof.

(b)	Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement, dated as of November 1, 2012, by and among Conte Rosso & Partners S.r.l. and Southern States Sign Company and the Shareholders of Conte Rosso & Partners S.r.l. (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on November 7, 2012)

2.2	Preliminary Agreement, dated as of February 8, 2013, by and between Primesint S.r.l. and ES Group S.r.l. (incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on February 14, 2013)

2.3	Preliminary Agreement, dated as of February 8, 2013, by and among Primesint S.r.l and Mavip S.r.l. (incorporated by reference to Exhibit 2.2 of the Company’s Report on Form 8-K filed on February 14, 2013)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on January 25, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on January 25, 2011)

10.1	Lease Agreement, dated as of February 24, 2009, between Ripa Hotel & Resort SpA, as Lessor, and Ku Hotels S.r.l., as Lessee (incorporated by reference to Exhibit 99.5 the Company’s Report on Form 8-K/A filed on February 21, 2013)

10.2	Management Agreement, dated as of February 24, 2009, between Ripa Hotel & Resort SpA, as Lessor, and Ku Hotels S.r.l., as Lessee (incorporated by reference to Exhibit 99.6 the Company’s Report on Form 8-K/A filed on February 21, 2013)

10.3	Lease Agreement, dated as of April 13, 2012, between Terme di Galzignano SpA, as Lessor, and Galzignano Gestioni S.r.l., as Lessee (incorporated by reference to Exhibit 99.7 the Company’s Report on Form 8-K/A filed on February 21, 2013)

10.4	Lease Agreement, dated as of June 28, 2012, between Terme di Galzignano SpA, as Lessor, and Salute e Benessere Alain Messgue Srl, as Lessee (incorporated by reference to Exhibit 99.8 of the Company’s Report on Form 8-K/A filed on February 21, 2013)

10.5

Amendment to Management Agreement, dated as of March 10, 2013, between Ripa Hotel & Resort Srl, as Lessor, and Ku Hotels Srl, as Lessee (incorporated by reference to Exhibit 2.1 of the Current Report filed on Form 8-K filed on March 14, 2013)

10.6

Amendment to Lease Agreement, dated as of March 10, 2013, between Ripa Hotel & Resort Srl, as Lessor, and Ku Hotels Srl, as Lessee (incorporated by reference to Exhibit 2.2 of the Current Report filed on Form 8-K filed on March 14, 2013)

10.7	Agreement, dated as of March 10, 2013, between Ripa Hotel & Resort Srl and Ku Hotels Srl (incorporated by reference to Exhibit 2.3 of the Current Report filed on Form 8-K filed on March 14, 2013)

14.1*	Code of Ethics

16.1	Letter from Silberstein Ungar, PLLC, dated February 13, 2013 (incorporated by reference to Exhibit 16.1 of the Current Report filed on Form 8-K filed on February 13, 2013)

16.2	Letter from Bompani Auditors, dated January 20, 2014 (incorporated by reference to Exhibit 16.2 of the Current Report filed on Form 8-K filed on January 22, 2014)

21.1*	Subsidiaries of Southern States Sign Company

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data Files of Financial Statements and Notes

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

***	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern States Sign Company

May 16, 2014	By:	/s/Sergio Schisani
Sergio Schisani
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sergio Schisani	Director	May 16, 2014
Sergio Schisani	Chief Executive Officer
and
Principal Financial Officer
( Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )

/s/ Giancarlo Lanna	Chairman of the Board of Directors	May 16, 2014
Giancarlo Lanna

/s/ Marco Milli	Director	May 16, 2014
Marco Milli

/s/ Charles Gargano	Director	May 16, 2014
Charles Gargano

/s/ Dorothy Herman	Director	May 16, 2014
Dorothy Herman

