Form 10-Q
period 2014-06-30
SOUTHERN STATES SIGN Co
filed 2014-08-14
CIK 1510130

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐  For the transition period from ___________ to ____________.

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

Yes ☐ No ☒

As of July 31, 2014, there were 40,151,261 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements and Supplementary Data

€’000

SOUTHERN STATES SIGN COMPANY
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2014 & DECEMBER 31, 2014

	June 30,	December 31,
	2014 Unaudited	2013 Audited
ASSET
Current Assets:
Cash	€696	€728
Net receivables	2,171	1,986
Related parties receivables	19,071	18,804
VAT Tax receivables	913	1,324
Other current assets	1,276	1,270
Total current assets	24,127	24,112
Non - Current Assets:
Net properties, plant and equipment (Including Capital Leased properties € 31,607 and € 32,097, respectively)	57,628	58,375
Goodwill	1,541	1,541
Other non-current assets (Including Related Parties non-current receivables € 8,890 as of June 30, 2014 and December 31, 2013)	10,556	10,492

Total non - current assets	69,725	70,408

Total Assets	€93,852	€94,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdrafts	€1,036	€963
Current maturities of long term loans and capital leases	11,396	10,915
Trade payables	8,038	7,207
Related parties payables	6,658	6,609
Others current liabilities	3,100	2,652
Total current Liabilities	30,228	28,346
Non - current liabilities:
Long term loans and capital leases	36,131	36,581
Shareholder's loans	2,300	2,361
Other non-current liabilities	3,462	4,612
Total non - current Liabilities	41,893	43,554
Stockholders' Equity
Common stocks	27	27
Additional Paid in Capital	26,059	26,059
Retained earnings/(Accumulated loss)	(4,355)	(3,466)
Equity attributable to owners of Southern States Sign Company	21,731	22,620
Non-Controlling interests in the consolidated subsidiaries
Total Stockholders' Equity	21,731	22,620
Total Liabilities and Stockholders' Equity	€93,852	€94,520

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 and 2013

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
€’000, except per share amounts	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue from operations	€2,816	€319	€4,584	€1,159
Direct operating and selling, general and administrative costs
Direct operating costs	1,643	79	2,930	216
Selling, general and administrative costs	354	668	607	954
Amortization and depreciation	597	601	1,152	1,126
Total direct operating, selling, and administrative costs	2,594	1,348	4,689	2,296
Operating Profit/(Loss)	222	(1,029)	(105)	(1,137)
Interest income	128	(56)	257	47
Interest expenses	548	543	1,041	1,088
Profit/(Loss) from continuing operations, before income taxes	(198)	(1,628)	(889)	(2,178)
Income taxes
Profit/(Loss) from continuing operations, net of income taxes	(198)	(1,628)	(889)	(2,178)
Net loss from operations of discontinued operations, after taxes		(115)		(108)
Net income/(loss) on disposal of discontinued operations, after taxes		(32)		(32)
Net profit/(loss) from discontinued operations		(147)		(140)
Consolidated net profit/(loss) for the period	(198)	(1,775)	(889)	(2,318)
Less net loss attributable to non-controlling interests in the consolidated subsidiaries		83		93
Net profit/(loss) attributable to owners of Southern States Sign Company	€(198)	€(1,692)	€(889)	€(2,225)

Profit/(Loss) per share of Common Stock
Loss from continuing operations	€(0.01)	€(0.04)	€(0.02)	€(0.06)
Profit/(loss) from discontinued operations	€(0.00)	€(0.00)	€(0.00)	€(0.00)
Net profit/(loss)	€(0.01)	€(0.04)	€(0.02)	€(0.06)

Weighted-average shares outstanding:
Common Stock
Basic and diluted	40,151,261	40,151,261	40,151,261	40,151,261

SOUTHERN STATES SIGN COMPANY

STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

	Three	Three	Six	Six
€’000	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

Net profit/(loss) for the period	€(198)	€(1,692)	€(889)	€(2,225)
Other comprehensive income
Foreign currency Translation differences		5		(1)
Total comprehensive income for the period	€(198)	€(1,687)	€(889)	€(2,226)

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

€’000

					Equity
					attributable
					to non-
	Common Stock		Additional	Retained	controlling	TOTAL
	Shares	Amount	Paid In Capital	earnings	interests	EQUITY
Balance at December 31, 2012	40,151,261	€27	€26,059	€7,359	€860	€34,305

Net profit/(loss) for the year	-	-	-	(11,674)		(11,674)

Change in percentage of controlling interests				832	(860)	(28)

Foreign currency translation	-	-	-	17	-	17

Balance at December 31, 2013	40,151,261	€27	€26,059	€(3,466)	€-	€22,620

Net profit/(loss) for the year	-	-	-	(889)		(889)

Balance at June 30, 2014	40,151,261	€27	€26,059	€(4,355)	€-	€21,731

5

€’000

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2014	Six months ended June 30, 2013
	Unaudited	Unaudited

Cash Flows from Operating Activities:
Net Income/(loss)	€(889)	€(2,318)
Net (income)/loss from operations on discontinued operations	-	108
Net (gain)/loss from discontinued operations	-	32
Net Income/(loss) from continuing operations	(889)	(2,178)
Depreciation and amortization of non-current assets	1,152	1,126
Other non-cash adjustments	(73)	(368)
Cash flows from operations before changes in assets and liabilities	190	(1,420)
Changes in assets and liabilities:
Change in trade receivables	(184)	(118)
Change in related parties receivables	(697)	(475)
Change in other receivables	(1)	-
Change in advance payment on purchase and other current assets	(4)	-
Change in other assets	125	75
Change in trade payables	1,618	956
Change in related parties payables	29	507
Change in other payables	(60)	49
Change in tax receivable and payable	1,061	434
Change in other liabilities	(1,351)	1
Net cash provided by/(used in) operating activities of discontinued operations	-	(62)
Net cash provided by/(used in) Operating Activities (A)	726	(53)
Cash Flows from Investing Activities:
Purchases of intangible assets	(386)	(165)
Purchases of properties, plant and equipment	(405)	(10)
Purchases of/proceeds from sale of associates and other company	(9)	9
Net cash provided by/(used in) investing activities (B)	(800)	(166)
Cash Flows from Financing Activities:
Net reimbursements/borrowings from bank overdrafts	73	(2,061)
Net proceeds from/repayment of issuance of long-term debt	30	175
Net proceeds from/repayment of issuance of shareholders loan	(61)	1,822
Net cash provided by Financing Activities (C )	42	(64)
Net Increase/(decrease) in Cash and Cash Equivalents (A+B+C)	(32)	(283)
Cash and cash equivalents at beginning of the year	728	441
Cash and cash equivalents at end of the year	€696	€158

SOUTHERN STATES SIGN COMPANY

Notes to audited Consolidated Financial Statements

For the six months ended June 30, 2014 and 2013

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

As of June 30, 2014 the consolidated operating subsidiaries are the following (those entities which are indented represent subsidiaries of the entity under which they are indented):

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

Basis of presentation

The consolidated financial statements for the six months ended June 30, 2014, unaudited, and for the fiscal year ended December 31, 2013, audited, are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“US GAAP”).

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

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of June 30, 2014 and December 31, 2013, € 0 is the allowance for doubtful accounts that was required. The Company does not require collateral to support customer receivables.

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

As of June 30, 2014 and for the fiscal year ended December 31, 2013, there are no derivative instruments.

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

We are subject to income taxes under the tax laws of Italy. The Company accounts for uncertainty in income taxes in accordance with Topic 740, “Income Taxes,” of the Accounting Standards Codification (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with generally accepted accounting principles and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. ASC 740 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the six months ended June 30, 2014 and 2013, the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. There is no interest or penalties relating to tax positions during the six months ended June 30, 2014 and 2013.

The Company is also subject to examination in Italy where it has filed tax returns for the years 2009 through 2011. On April 11, 2014, Aral Srl. entered into a settlement agreement with the Italian Revenue Agency in relation to a tax assessment concerning certain asserted outstanding taxes (VAT, income taxes etc.), as mentioned below (see Item 2. M.D. & A. – Recent Developments and Events ).

Stockholder’s equity

As of June 30, 2014 and for the fiscal year ended December 31, 2013 the share capital of CR&P is represented by 40,151,261 outstanding shares. Mr. Antonio Conte and his wife Maddalena Olivieri contributed 82.44% of the share capital of CR&P.

NOTE 3. RELATED PARTIES RECEIVABLES AND PAYABLES

Related parties current receivables and payables relate to the former CEO and shareholder, Mr. Antonio Conte, both directly and indirectly. As of June 30, 2014 the amounts of related parties current receivables of € 16,678 thousand and payables of € 6,162 thousand refers to CR&P Service, S.r.l., a subsidiary incorporated in 2012 that manages the Company’s cash facilities and cash pooling and also for other companies owned by Mr. Conte but not consolidated in CR&P (related parties). During the six months ended June 30, 2014 and the fiscal years ended December 31, 2013, the operations of CR&P Service, S.r.l. did not generate any material impact on the consolidated equity and statement of operations of CR&P. The amounts shown as non-current receivables as of June 30, 2014 and December 31, 2013 relate to a receivable from Masoledo, S.r.l., owned by Mr. Conte in connection with the sale of the non-hotel business which occurred in September, 2012.

The amount of related parties current receivables of € 1,206 thousand as of June 30, 2014 refers to a sale of two non-hotel assets (buildings of Porto Rotondo e Porto Cervo, OT, Italy), previously owned by Ripa Hotel & Resorts, S.r.l. (a wholly-owned subsidiary merged with Aral S.r.l. on March, 2013), to Valma Immobiliare, S.r.l., a related party owned by Mr. Conte’s family.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, included in continuing operations, comprises:

€’000

Property, plant and equipment	June 30, 2014	December 31, 2013

Hotel Ripa building, plant and equipment	€43,024	€42,594
Terme di Galzignano golf, building, plant and equipment	39,129	39,129
Less accumulated depreciation	(24,525)	(23,348)
Total, net	€57,628	€58,375

The properties owned by the Company as of June 30, 2014 have been recently tested for impairment, by a specialized appraisal firm, which provided updated appraisals of their fair value. The methodologies applied in those appraisals mainly consist in the market value method and the discounted future cash flows method. The appraisals show fair value amount of the properties significantly higher than the relevant carrying amount.

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

On November 27, 2013, Masseria Santo Scalone Hotel and Resort Srl (“Masseria”), which was the owner of a real estate property in Ostuni, (Brindisi), resolved the contract entered with Peretola Srl on June 11, 2012 concerning the acquisition of the property. This was mainly due to the impossibility for the seller to fulfill certain conditions precedent (among which to provide the registration of the property as “hotel” instead of as “residential” in the land public registry). Accordingly the property (together with the relative mortgage loans) was returned to the seller, which in turn will have to reimburse Masseria of the down payments made so far (€ 442 thousands).

Divestment of the property in Via Benaco, Milan, Italy

In order to focus on the hospitality business, in April, 2013 the wholly-owned subsidiary Primesint, S.r.l. sold the property located in Via Benaco, Milan (Italy). The property has been owned under a capital lease contract, which has been transferred to the acquirer with no-cash inflow paid.

The balance sheet effects of this disposal are summarized in the table below:

Balance sheets effects of the divestment of the property in Via Benaco, Milan (Italy)

€’000	April 1, 2013
Inflow of cash and other assets	€0
Total assets divested, less accumulated depreciation	(438)
Total liabilities divested	406
Recognized loss	(32)

The loss resulting from this divestment has been recognized in the consolidated statement of operations as a loss on disposal of discontinued operations.

NOTE 6. GOODWILL

The table below shown the breakdown of goodwill related to continuing operations:

€’000

	Owned and leased hotel	Others owned properties	Total
Balance as of January 1, 2013

Goodwill, net	1,149	392	1,541

No Activity during the period	-	-	-

Balance as of December 31, 2013

Goodwill, net	1,149	392	1,541

Balance as of January 1, 2014

Goodwill, net	1,149	392	1,541

Balance as of June 30, 2014

Goodwill, net	1,149	392	1,541

In the six months ended June 30, 2014 and in the fiscal years ended December 31, 2013, the company did not have any new goodwill or any impairment on existing goodwill.

NOTE 7. OTHER NON-CURRENT ASSETS

The table below shown the breakdown of other non-current assets, related to continuing operations:

€’000

	June 30, 2014	December 31, 2013
Related parties non-current receivables	€8,890	€8,890
Investment in other companies	4	4
Accruals and deferred costs	130	259
Other intangible assets	1,532	1,339
Total Other non-current assets	€10,556	€10,492

NOTE 8. BANK OVERDRAFTS AND LONG-TERM DEBT

Amounts of financial debt (related to continuing operations) due to non-related parties are:

€’000

Mortgage & Capital Leases

	June 30, 2014	December 31, 2013
Mortgage loan on property	€21,297	€21,084
Leases	26,229	26,412
Total	€47,526	€47,496

	June 30, 2014	December 31, 2013
Current portion of debt	€11,396	€10,915
Long term debt	36,130	36,581
Total	€47,526	€47,496

BANK OVERDRAFT

The following tables sets out the main terms and conditions and the outstanding overdraft balances as of June 30, 2014 and December 31, 2013 of the financial debts referred to continuing operations:

€’000

Company	Type of debt	Object	Collateral	Outstanding balance as of March 31, 2014	Outstanding balance as of Dec. 31, 2013
CONTE ROSSO & PARTNERS, S.R.L.	BANK OVERDRAFT	Cash facility	-	-	-
TERME DI GALZIGNANO, S.r.l.	BANK OVERDRAFT	Cash facility	-	1,036	963
			TOTAL	1,036	963

Outstanding non-current loans related to continuing operations as of June 30, 2014 and December 31, 2013

€’000

Company	Type of debt	Object	Collateral	Outstanding. balance as of June 30, 2014	Outstanding balance as of Dec. 31, 2013
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	507	507
ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	26,229	26,279
ARAL IMMOBILIARE, S.r.l.	MORTGAGE LOAN	Building purchase	Building, Porto Cervo (Olbia), Italy	-	308
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	14,843	14,843
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	5,947	5,559
			TOTAL	47,526	47,496

The following table sets out the significant term and future payments of long-term loans related to continuing operations:

				€’000
				Installments maturity as of June 30
Company	Type of debt	Object	Collateral	2015	2016	2017	2018	2019
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	458	49	-	-

ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	1,182	664	694	725	759
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	3,809	1,379	1,379	1,379	1,379
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	5,947
			TOTAL	€11,396	€2,092	€2,073	€2,104	€2,138

The following table sets out the amounts of the assets held and used by capital lease:

	Asset Balances at	Asset Balances at
Class of property	June 30, 2014	December 31, 2013

Building	€38,730	€38,730

Less: accumulated depreciation	(7,123)	(6,633)

Net balance	€31,607	€32,097

The following table sets out the schedule of the undiscounted and discounted future minimum lease payments:

Minimum lease payments (future and net present value)
Twelve months ending June 30:	€’000
2015	2,310
2016	1,763
2017	1,763
2018	1,763
2019	1,763
Later years	17,859
Purchase option	11,522
Net minimum lease payments	38,743
Less: Amount representing interest	(12,513)
Present value of net minimum lease payments	€26,230

As of June 30, 2014, there are no unused credit lines.

NOTE 9. SHAREHOLDER’S LOANS

In order to strengthen the Group’s capital position and taking into account future financial commitments to enable the real estate investment and development projects to be progressed, in the last quarter of 2011, Mr. Conte waived repayment of shareholder’s loans of € 25.9 million.

NOTE 10. OTHER NON CURRENT LIABILITIES

The amount of € 3,462 as of June 30, 2014, mainly refers to the following allowances to provisions account:

−	the amount of € 1,016 is related to the settlement of Aral. with the Italian Revenues Agency, mentioned below (see Item 2. M.D. & A. – Recent Developments and Events )..
− -	The amount of € 1,548 refers to a litigation occurred between Galzignano Terme Golf & Resort, S.p.A. and Sercos SpA. The amount of € 590 refers to an allowance about a dispute with a supplier.

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

Our operating losses carried forward and available for offset against future profits as of June 30, 2014 and December 31, 2013 is € 13,214 and €12,325, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of June 30, 2014 and December 31, 2013:

€’000

	June 30, 2014	December 31, 2013
Deferred tax asset – net operating loss carryovers	3,634	3,389
Less Valuation allowance	(3,634)	(3,389)
Net deferred tax asset	€-	€-

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

The reconciliation of income tax benefit attributable to continuing operations computed at the Italian statutory tax rates to the income tax benefit recorded is as follows:

	Six months period ended June 30,
	2014	2013
Income tax at Italian statutory rate of 27.5%	€(245)	€(629)
Increase in valuation allowance	245	629
Income tax benefit	€-	€-

NOTE 13. SUBSEQUENT EVENTS

On July 18, 2014, Masseria Santo Scalone Hotel and Resort Srl (“Masseria”), which was the owner of a real estate property in Ostuni, (Brindisi) and which resolved, on November 27, 2013, the contract concerning the acquisition of the property (see above), being unable to achieve its corporate purpose, was put into liquidation.

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

We are currently in a negotiations with respect to acquisitions in Rome and Florence and have started searches for investment opportunities in Milan

In addition to our primary business, we have recently decided to enter into the hotel management business. In this respect we have set up a new entity called IBH Ripa Srl which is directly involved in the management of the Ripa Hotel in Rome.

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

Basis of presentation

The consolidated financial statements for the six months ended June 30, 2014 and for the fiscal year ended December 31, 2013 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. After the recognition of loss on receivables for doubtful accounts in the statement of operations of the six-months period ended June 30, 2014, the Company has determined that as of June 30, 2014 and December 31, 2013 no allowance for doubtful accounts was required. The Company does not require collateral to support customer receivables.

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

As of June 30, 2014 and December 31, 2013, there are no derivative instruments.

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

Results of Operations

For the six months ended June 30, 2014 and June 30, 2013

€’000, except per share amounts	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	Unaudited	Unaudited

Revenue from operations	€4,584	€1,159
Direct operating and selling, general and administrative costs
Direct operating costs	2,930	216
Selling, general and administrative costs	607	954
Amortization and depreciation	1,152	1,126
Total direct operating, selling, and administrative costs	4,689	2,296
Operating Profit/(Loss)	(105)	(1,137)
Interest income	257	47
Interest expenses	1,041	1,088
Profit/(Loss) from continuing operations, before income taxes	(889)	(2,178)
Income taxes
Profit/(Loss from continuing operations, net of income taxes	(889)	(2,178)
Net loss from operations of discontinued operations, after taxes		(108)
Net income/(loss) on disposal of discontinued operations, after taxes		(32)
Net profit/(loss) from discontinued operations		(140)
Consolidated net profit/(loss) for the period	(889)	(2,318)
Less net loss attributable to non-controlling interests in the consolidated subsidiaries		93
Net profit/(loss) attributable to owners of Southern States Sign Company	€(889)	€(2,225)

Revenues

 Revenues for the six months ended June 30, 2014, increased approximately € 3,425,000, or 295.5%, compared to the six months ended June 30, 2013. This increase is due mainly to the consolidation into the Company’s accounts of the revenues generated by the management of the Ripa Hotel, now directly managed through CR&P’s subsidiary, IBH Ripa Srl.

Direct Operating Costs

Direct Operating Costs for the six months ended June 30, 2014, increased approximately € 2,714,000 compared to the six months ended June 30, 2013. Again, this increase is mainly due to the consolidation into the Company’s accounts of the costs related to the management of the Ripa Hotel.

Selling, General and Administrative Costs

Selling, General and Administrative costs for the six months ended June 30, 2014 and June 30, 2013, were approximately € 608,000 and €954,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, occupancy expenses, sales travel, consulting costs and other expenses. The decrease is mainly due to the efficiency policy.

Amortization and Depreciation

Amortization and depreciation for the six months ended June 30, 2014 and June 30, 2013 were approximately € 1,152,000 and € 1,126,000, respectively. The increase is immaterial.

Interest Income

Interest income for the six months ended June 30, 2014 and June 30, 2013 was approximately a gain of € 257,000 and a gain of €47,000, respectively. The increase is mainly due to the recognition of interest income related to the receivable from Masoledo, arising from sale of most of non-hotel assets in the second half of 2013.

Interest Expense

Interest expense for the six months ended June 30, 2014 and June 30, 2013 was approximately € 1,041,000 and € 1,088,000 respectively. The decrease is immaterial.

Income Taxes

Income taxes for the six months ended June 30, 2014 and June 30, 2013 were approximately € 0.

Going concern considerations

Notwithstanding the losses recorded in 2013 and in the six months ended June 30, 2014, we expect to remain in operation for the foreseeable future on the basis of the strategies we are currently implementing, which will have a positive impact on the profitability of our business in the future years. Therefore we have the ability to continue as a going concern for a long and reasonable period following the date of the financial statements.

Liquidity and Capital Resources

For the six months ended June 30, 2014 and 2013

As of June 30, 2014 we had cash and cash equivalents of approximately € 696,000, negative working capital of approximately € 6,101,000 and accumulated loss of approximately € 4,355,000.

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately € 726,000 for the six months ended June 30, 2014, compared to the net cash used of approximately € 53,000 for the six months ended June 30, 2013.

The net cash provided by operating activities for the six months ended June 30, 2014 reflects a net loss of approximately € 889,000 offset by a depreciation and amortization of approximately € 1,152,000. Changes in assets and liabilities included a decrease in trade receivables of approximately € 184,000, a decrease in related party receivables of approximately € 697,000, a decrease in advanced payments on purchases of property of approximately € 4, an increase in other assets of approximately € 125,000, an increase in trade payables of approximately € 1,618,000, an increase in related party payables of approximately € 28,000, a decrease in other payables of approximately € 60,000, an increase in VAT taxes receivable of approximately € 1,061,000 and a decrease in other liabilities of approximately € 1,351,000.

The net cash used in operating activities for the six months ended June 30, 2013 reflects a net loss of approximately € 2,318,000, a net loss from discontinued operations of approximately € 140,000 and a depreciation and amortization of approximately € 1,126,000. Changes in assets and liabilities included a decrease in trade receivables of approximately € 118,000, a decrease in related party receivables of approximately € 475,000, an increase in other assets of approximately € 75,000, an increase in trade payables of approximately € 956,000, an increase in related party payables of approximately € 507,000, an increase in other payables of approximately € 49,000, an increase in VAT taxes receivable of approximately € 434,000 and an increase in other liabilities of approximately € 1,000. The net cash used in operating activities of discontinued operations was approximately € 62,000.

Cash Flows from Investing Activities

The net cash used in investing activities for the six months ended June 30, 2014 of approximately € 800,000 consist primarily of the cash outflow due to the purchases of plant, equipment and intangible assets related to the hotel-management business.

The net cash used in investing activities for the six months ended June 30, 2013 of approximately € 166,000 consist primarily of the cash outflow due to the purchase of intangible assets.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was approximately € 42,000, which was mainly due to the borrowings from bank overdrafts. Net cash used in financing activities for the six months ended June 30, 2014 was approximately € 64,000, which was mainly due to the reimbursement of bank overdrafts (€ 2,061,000) offset by the issuance of shareholders loan (€ 1,822,000) and the issuance of long-term financial debt (€ 175,000).

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

We have just about to finalise with UniCredit Leasing SpA a moratorium of the financial lease regarding the Ripa Hotel, whereby we will have to pay interests only for a 3,5 year period starting in Augustr 2014. This will make available to us the financial resources required to renovate the last 78 rooms of the hotel which still need to be completed. The closing of the moratorium agreement is scheduled for beginning of September, 2014.

We are also planning, but as yet have no contractual commitments, to make acquisitions and while we wish to effect at least some of these acquisitions through the issue of shares there can be no certainty that the vendors will accept such consideration and we may wish, in any case, to effect such acquisitions using cash. Further, we plan to put in place new borrowings to finance the assets to be acquired or take-on existing borrowings secured on the assets planned to be acquired.

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

We are in the process of developing one property which will require capital expenditure – the Green Park Hotel is being converted to apartments.

The development of the Green Park Hotel should start in the first half of 2015. It is expected that the Green Park Hotel conversion will cost approximately €4.4 million ($ 5.7 million) to be spent over a period of 1½ years from commencement in 2015.

In each case no work, beyond planning and negotiation of financing, has been undertaken and no work will start until the required financing has been agreed and contracted with lending institutions.

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

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of June 30, 2014, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2.          Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information.

None.

Item 6.           Exhibits.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on January 25, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on January 25, 2011)

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14 (a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive Data Files of Financial Statements and Notes

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

Southern States Sign Company

8/13/2014	By:
/s/ Sergio Schisani	Sergio Schisani
Chief Executive Officer and Principal Financial Officer

