Form 10-Q
period 2014-09-30
SOUTHERN STATES SIGN Co
filed 2014-11-14
CIK 1510130

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐	For the transition period from ___ to ____.

Commission File Number 333-171842

Southern States Sign Company
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-3014345 (I.R.S. employer identification number)

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

Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

As of November 10, 2014, there were 40,151,261 shares of the registrant’s common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

€’000

SOUTHERN STATES SIGN COMPANY
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2014 & DECEMBER 31, 2014

	September 30,	December 31,
	2014 Unaudited	2013 Audited
ASSET
Current Assets:
Cash	€956	€728
Net receivables	1,796	1,986
Related parties receivables	19,305	18,804
VAT Tax receivables	1,012	1,324
Other current assets	1,102	1,270
Total current assets	24,171	24,112
Non - Current Assets:
Net properties, plant and equipment (Including Capital Leased properties € 31,226 and € 32,097, respectively)	57,686	58,375
Goodwill	1,541	1,541
Other non-current assets (Including Related Parties non-current receivables € 8,890 as of September 30, 2014 and December 31, 2013)	10,068	10,492

Total non - current assets	69,295	70,408

Total Assets	€93,466	€94,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdrafts	€1,039	€963
Current maturities of long term loans and capital leases	11,687	10,915
Trade payables	8,151	7,207
Related parties payables	6,178	6,609
Others current liabilities	3,365	2,652
Total current Liabilities	30,420	28,346
Non - current liabilities:
Long term loans and capital leases	35,942	36,581
Shareholder's loans	2,428	2,361
Other non-current liabilities	3,292	4,612
Total non - current Liabilities	41,662	43,554
Stockholders' Equity
Common stocks	27	27
Additional Paid in Capital	26,059	26,059
Retained earnings/(Accumulated loss)	(4,702)	(3,466)
Equity attributable to owners of Southern States Sign Company	21,384	22,620
Non-Controlling interests in the consolidated subsidiaries
Total Stockholders' Equity	21,384	22,620
Total Liabilities and Stockholders' Equity	€93,466	€94,520

SOUTHERN STATES SIGN COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013

€’000, except per share amounts	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue from operations	€2,238	€648	€6,822	€1,807
Direct operating and selling, general and administrative costs
Direct operating costs	1,006	(175)	3,937	40
Selling, general and administrative costs	668	127	1,276	1,081
Amortization and depreciation	555	552	1,707	1,679
Total direct operating, selling, and administrative costs	2,229	504	6,920	2,800
Operating Profit/(Loss)	9	144	(98)	(993)
Interest income	208	476	466	523
Interest expenses	550	495	1,590	1,583
Profit/(Loss) from continuing operations, before income taxes	(333)	125	(1,222)	(2,053)
Income taxes
Profit/(Loss) from continuing operations, net of income taxes	(333)	125	(1,222)	(2,053)
Net loss from operations of discontinued operations, after taxes		(54)		(161)
Net income/(loss) on disposal of discontinued operations, after taxes				(32)
Net profit/(loss) from discontinued operations		(54)		(193)
Consolidated net profit/(loss) for the period	(333)	71	(1,222)	(2,246)
Less net loss attributable to non-controlling interests in the consolidated subsidiaries		7		100
Net profit/(loss) attributable to owners of Southern States Sign Company	€(333)	€78	€(1,222)	€(2,146)

Profit/(Loss) per share of Common Stock
Loss from continuing operations	€(0.01)	€(0.00)	€(0.03)	€(0.06)
Profit/(loss) from discontinued operations	€(0.00)	€(0.00)	€(0.00)	€(0.00)
Net profit/(loss)	€(0.01)	€(0.00)	€(0.03)	€(0.06)

Weighted-average shares outstanding:
Common Stock
Basic and diluted	40,151,261	40,151,261	40,151,261	40,151,261

SOUTHERN STATES SIGN COMPANY

STATEMENT OF COMPREHENSIVE INCOME/(LOSS)

€’000	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	Unaudited	Unaudited	Unaudited	Unaudited

Net profit/(loss) for the period	€(333)	€78	€(1,222)	€(2,146)
Other comprehensive income
Foreign currency Translation differences	(14)	5	(14)	5
Total comprehensive income for the period	€(347)	€83	€(1,236)	€(2,141)

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

€’000

					Equity
					attributable
					to non-
	Common Stock		Additional	Retained	controlling	TOTAL
	Shares	Amount	Paid In Capital	earnings	interests	EQUITY
Balance at December 31, 2012	40,151,261	€27	€26,059	€7,359	€860	€34,305
Net profit/(loss) for the year	-	-	-	(11,674)		(11,674)
Change in percentage of controlling interests				832	(860)	(28)
Foreign currency translation	-	-	-	17	-	17
Balance at December 31, 2013	40,151,261	€27	€26,059	€(3,466)	€-	€22,620

Net profit/(loss) for the year	-	-	-	(1,236)		(1,236)

Balance at September 30, 2014	40,151,261	€27	€26,059	€(4,702)	€-	€21,384

€’000

SOUTHERN STATES SIGN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	Unaudited	Unaudited

Cash Flows from Operating Activities:
Net Income/(loss)	€(1,222)	€(2,246)
Net (income)/loss from operations on discontinued operations	-	161
Net (gain)/loss from discontinued operations	-	32
Net Income/(loss) from continuing operations	(1,222)	(2,053)
Depreciation and amortization of non-current assets	1,707	1,678
Other non-cash adjustments	555	434
Cash flows from operations before changes in assets and liabilities	1,040	59
Changes in assets and liabilities:
Change in trade receivables	192	(33)
Change in related parties receivables	(1,415)	(1,512)
Change in other receivables	-	(1)
Change in advance payment on purchase and other current assets	(4)	6
Change in other assets	84	64
Change in trade payables	1,806	2,158
Change in related parties payables	(517)	1,136
Change in other payables	(55)	(415)
Change in tax receivable and payable	1,165	527
Change in other liabilities	(1,459)	5
Net cash provided by/(used in) operating activities of discontinued operations	-	(161)
Net cash provided by/(used in) Operating Activities (A)	837	1,833
Cash Flows from Investing Activities:
Purchases of intangible assets	143	(159)
Sale/Purchases of properties, plant and equipment	(1,018)	(4,953)
Purchases of/proceeds from sale of associates and other company	(9)	9
Net cash provided by/(used in) investing activities (B)	(884)	(5,103)
Cash Flows from Financing Activities:
Net reimbursements/borrowings from bank overdrafts	76	(2,012)
Net proceeds from/repayment of issuance of long-term debt	133	2,999
Net proceeds from/repayment of issuance of shareholders loan	66	1,930
Net cash provided by Financing Activities (C )	275	2,917
Net Increase/(decrease) in Cash and Cash Equivalents (A+B+C)	228	(353)
Cash and cash equivalents at beginning of the year	728	441
Cash and cash equivalents at end of the year	€956	€88

SOUTHERN STATES SIGN COMPANY

Notes to audited Consolidated Financial Statements
For the Nine months ended September 30, 2014 and 2013
(Euros, amounts in thousands, unless otherwise indicated)

NOTE 1. ORGANIZATION

Southern States sign Company (“SOST”) is a corporation incorporated in the state of Nevada. SOST operates through its wholly owned subsidiary, Conte Rosso & Partners S.r.l. (“CR&P,” and together with SOST, the “Company”), which is a company incorporated in Italy. Operations are carried out through its subsidiary, CR&P, and mainly consist of investment in the hospitality industry.

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

As of September 30, 2014 the consolidated operating subsidiaries are the following (those entities which are indented represent subsidiaries of the entity under which they are indented):

Subsidiaries

Name of Company	% Ownership	Location	Principal activity
Southern States Sign Company
A. Conte Rosso & Partners S.r.l.	100.00	Italy	Hospitality Business
1. Aral Immobiliare S.r.l.	100.00	Italy	Hospitality business
2. C.R.&P. Service S.c.a.r.l.	100.00	Italy	Group’s Exclusive financial services
3. Galzignano Terme Golf & Resort S.p.A..	100.00	Italy	Hospitality business
4. Masseria Santo Scalone Hotel & Resort S.r.l.	100.00	Italy	Hospitality business
5. Primesint S.r.l.	100.00	Italy	Investment Company
6. IBH Management Company S.r.l.	100.00	Italy	Hospitality business
7. IBH Ripa S.r.l	100.00	Italy	Hospitality business
8. GHG Resorts S.r.l.	100.00	Italy	Hospitality business

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

Basis of presentation

The consolidated financial statements for the nine months ended September 30, 2014, unaudited, and for the fiscal year ended December 31, 2013, audited, are prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Level One — Fair values based on unadjusted quoted prices in active markets for identical assets and liabilities;

Level Two — Fair values based on quoted market prices for similar assets and liabilities in active markets, quoted prices in inactive markets for identical assets and liabilities, and inputs other than quoted market prices that are observable for the asset r liability;

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

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. The Company has determined that as of September 30, 2014 and December 31, 2013, € 0 is the allowance for doubtful accounts that was required. The Company does not require collateral to support customer receivables.

Investments

Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for using the equity method.

Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method.

Property, plant and equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation and adjustments for impairment losses. Property, plant and equipment also include assets under construction and plant and equipment awaiting installation.

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

The realized value of these assets is higher than the net asset carrying value.

In 2013 we continued to divest some non-hospitality assets, by realizing following divestment:

−	We sold the property located in Via Benaco, Milan (Italy), owned by Primesint, S.r.l. The property has been owned under a capital lease contract, which has been transferred to the acquirer.

−	We sold the property located in Via Buozzi, Rome (Italy) owned by Conte Rosso & Partners, S.r.l. to a related party (Valma Immobiliare, S.r.l., owned by Mr.Conte’s family). The property has been owned under a capital lease contract, which has been transferred to the acquirer.
−	In 2013 we also resolved the Masseria Santo Scalone purchase contract, due to non-fulfillment of some conditions precedent, by returning the real estate property and the related debt to the seller.

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

As of September 30, 2014 and for the fiscal year ended December 31, 2013, there are no derivative instruments.

Shareholders loans

Shareholders loans to the Company are all non-interest bearing. Italian law provides that the shareholders loans to a corporation ("S.r.l.") are not preferred and their repayment is subordinated to other categories of debt. As a result all shareholder loans are classified as non-current liabilities.

Severance indemnity fund

According to Italian accounting principles reflecting local law and applicable employment contracts, certain post-employment benefits accrue during the period of employment. Under U.S. GAAP, post-employment benefits are defined either as defined contribution plans or defined benefit plans.

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

We are subject to income taxes under the tax laws of Italy. The Company accounts for uncertainty in income taxes in accordance with Topic 740, “Income Taxes,” of the Accounting Standards Codification (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with generally accepted accounting principles and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. ASC 740 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. During the nine months ended September 30, 2014 and 2013, the Company recognized no adjustments for uncertain tax positions.

The Company recognizes interest and penalties relating to uncertain tax positions in income tax expense. There is no interest or penalties relating to tax positions during the nine months ended September 30, 2014 and 2013.

The Company is also subject to examination in Italy where it has filed tax returns for the years 2009 through 2011. On April 11, 2014, Aral Srl. entered into a settlement agreement with the Italian Revenue Agency in relation to a tax assessment concerning certain asserted outstanding taxes (VAT, income taxes etc.), as mentioned below (see Item 2. M.D. & A. – Recent Developments and Events ).

Stockholder’s equity

As of September 30, 2014 and for the fiscal year ended December 31, 2013 the share capital of CR&P is represented by 40,151,261 outstanding shares. Mr. Antonio Conte and his wife Maddalena Olivieri contributed 82.44% of the share capital of CR&P.

NOTE 3. RELATED PARTIES RECEIVABLES AND PAYABLES

Related parties current receivables and payables relate to the former CEO and shareholder, Mr. Antonio Conte, both directly and indirectly. As of September 30, 2014 the amounts of related parties current receivables of € 16,767 thousand and payables of € 6,039 thousand refers to CR&P Service, S.r.l., a subsidiary incorporated in 2012 that manages the Company’s cash facilities and cash pooling and also for other companies owned by Mr. Conte but not consolidated in CR&P (related parties). During the nine months ended September 30, 2014 and the fiscal years ended December 31, 2013, the operations of CR&P Service, S.r.l. did not generate any material impact on the consolidated equity and statement of operations of CR&P. The amounts shown as non-current receivables as of September 30, 2014 and December 31, 2013 relate to a receivable from Masoledo, S.r.l., owned by Mr. Conte in connection with the sale of the non-hotel business which occurred in September, 2012.

The amount of related parties current receivables of € 1,207 thousand as of September 30, 2014 refers to a sale of two non-hotel assets (buildings of Porto Rotondo e Porto Cervo, OT, Italy), previously owned by Ripa Hotel & Resorts, S.r.l. (a wholly-owned subsidiary merged with Aral S.r.l. on March, 2013), to Valma Immobiliare, S.r.l., a related party owned by Mr. Conte’s family.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, included in continuing operations, comprises:

€’000

Property, plant and equipment	September 30, 2014	December 31, 2013

Hotel Ripa building, plant and equipment	€43,108	€42,594
Terme di Galzignano golf, building, plant and equipment	39,139	39,129
Less accumulated depreciation	(24,561)	(23,348)
Total, net	€57,686	€58,375

The properties owned by the Company as of September 30, 2014 have been recently tested for impairment, by a specialized appraisal firm, which provided updated appraisals of their fair value. The methodologies applied in those appraisals mainly consist in the market value method and the discounted future cash flows method. The appraisals show fair value amount of the properties significantly higher than the relevant carrying amount.

NOTE 5. GOODWILL

The table below shown the breakdown of goodwill related to continuing operations:

€’000

	Owned and leased hotel	Others owned properties	Total
Balance as of January 1, 2013
Goodwill, net	1,149	392	1,541
No Activity during the period	-	-	-
Goodwill, net	1,149	392	1,541
Balance as of January 1, 2014
Goodwill, net	1,149	392	1,541
Balance as of September 30, 2014
Goodwill, net	1,149	392	1,541

In the nine months ended September 30, 2014 and in the fiscal years ended December 31, 2013, the company did not have any new goodwill or any impairment on existing goodwill.

NOTE 6. OTHER NON-CURRENT ASSETS

The table below shown the breakdown of other non-current assets, related to continuing operations:

€’000

	September 30, 2014	December 31, 2013
Related parties non-current receivables	€8,890	€8,890
Investment in other companies	4	4
Accruals and deferred costs	171	259
Other intangible assets	1,003	1,339
Total Other non-current assets	€10,068	€10,492

NOTE 7. BANK OVERDRAFTS AND LONG-TERM DEBT

Amounts of financial debt (related to continuing operations) due to non-related parties are:

€’000

Mortgage & Capital Leases

	September 30, 2014	December 31, 2013
Mortgage loan on property	€21,470	€21,084
Leases	26,159	26,412
Total	€47,629	€47,496

	September 30, 2014	December 31, 2013
Current portion of debt	€11,687	€10,915
Long term debt	35,942	36,581
Total	€47,629	€47,496

BANK OVERDRAFT

The following tables sets out the main terms and conditions and the outstanding overdraft balances as of September 30, 2014 and December 31, 2013 of the financial debts referred to continuing operations:

€’000

Company	Type of debt	Object	Collateral	Outstanding balance as of September 30, 2014	Outstanding balance as of Dec. 31, 2013
CONTE ROSSO & PARTNERS, S.R.L.	BANK OVERDRAFT	Cash facility	-	-	-
TERME DI GALZIGNANO, S.r.l.	BANK OVERDRAFT	Cash facility	-	1,039	963
			TOTAL	1,039	963

Outstanding non-current loans related to continuing operations as of September 30, 2014 and December 31, 2013

€’000

Company	Type of debt	Object	Collateral	Outstanding. balance as of September 30, 2014	Outstanding balance as of Dec. 31, 2013
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	492	507
ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	26,159	26,279
ARAL IMMOBILIARE, S.r.l.	MORTGAGE LOAN	Building purchase	Building, Porto Cervo (Olbia), Italy	-	308
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	14,843	14,843
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	6,135	5,559
			TOTAL	47,629	47,496

The following table sets out the significant term and future payments of long-term loans related to continuing operations:

				€’000
				Installments maturity as of September 30
Company	Type of debt	Object	Collateral	2015	2016	2017	2018	2019
CONTE ROSSO & PARTNERS, S.R.L.	UNSECURED LOAN	Cash facility	-	468	24	-	-

ARAL IMMOBILIARE, S.r.l.	CAPITAL LEASE	Building purchase	Hotel property in Rome, Italy	1,275	671	702	734	767
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN	Building purchase	Hotel property in Galzignano (Padova), Italy	3,809	1,379	1,379	1,379	1,379
TERME DI GALZIGNANO, S.r.l.	MORTGAGE LOAN ("bullet" reimbursement plan)	Cash facility	Hotel property in Galzignano (Padova), Italy	6,135
			TOTAL	€11,687	€2,074	€2,081	€2,113	€2,146

The following table sets out the amounts of the assets held and used by capital lease:

	Asset Balances at	Asset Balances at
Class of property	September 30, 2014	December 31, 2013
Building	€38,730	€38,730
Less: accumulated depreciation	(7,504)	(6,633)
Net balance	€31,226	€32,097

The following table sets out the schedule of the undiscounted and discounted future minimum lease payments:

Minimum lease payments (future and net present value)
Twelve months ending September 30:	€’000
2015	2,396
2016	1,763
2017	1,763
2018	1,763
2019	1,763
Later years	17,418
Purchase option	11,522
Net minimum lease payments	38,387
Less: Amount representing interest	(12,228)
Present value of net minimum lease payments	€26,159

As of September 30, 2014, there are no unused credit lines.

NOTE 8. SHAREHOLDER’S LOANS

In order to strengthen the Group’s capital position and taking into account future financial commitments to enable the real estate investment and development projects to be progressed, in the last quarter of 2011, Mr. Conte waived repayment of shareholder’s loans of € 25.9 million.

NOTE 9. OTHER NON CURRENT LIABILITIES

The amount of € 3,292 as of September 30, 2014, mainly refers to the following allowances to provisions account:

−	The amount of € 1,016 is related to the settlement of Aral. with the Italian Revenues Agency, mentioned below (see Item 2. M.D. & A. – Recent Developments and Events ).
−	The amount of € 1,548 refers to a litigation occurred between Galzignano Terme Golf & Resort, S.p.A. and Sercos S.p.A.
−	The amount of € 590 refers to an allowance about a dispute with a supplier.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Our policy for recognizing a loss complies with the guidance outlined within Topic 450-20-25 of the Financial Accounting Standards Codification. The risk provisions or negative adjustments are recognized when in accordance with the opinion of legal counsel the liability is probable and measurable. We specify that we determine a loss from loss contingency by assessing each information available before the financial statements are issued to estimate the likelihood of the asset impairment or liability incurring and to reasonably estimate the amount of loss.

The Company and certain subsidiaries are defendants in legal actions in the normal course of business. Based on the advice of legal counsel, management believes that the amounts recognized and recorded as debt provisions or asset negative adjustments are sufficient to cover probable losses in connection with such actions.

The allowances accrued in connection with the litigation claims mentioned in the Note 9, resulted from the following elements:

-	Settlement between Aral and the Italian Revenues Agency. The tax assessment (which arose before the date of the financial statements) accepted by the Agency indicate a total loss contingency of €3,650,000, €1,400,000 of which was paid before December 31, 2013. The remaining amount of €2,250,000 has been accrued as liability in the balance sheet of the year 2013. The agreement includes any tax charge relating to the tax assessment of the Agency. The event definitively occurred and the amount has been precisely indicated in the settlement. The agreement definitively extinguishes any possible future claims related to the periods examined by the Agency.
-	Litigation between Galzignano Terme Golf & Resort and Sercos. The litigation arose before the date of the financial statements. The amount accrued (€1,548,000) resulted as the difference between the amount indicated by the judgment of the arbitration court to be paid from Galzignano to Sercos, and the amount previously recognized as liability(Trade payables) vs. Sercos in the balance sheet of Galzignano. The dispute concerns refurbishment works on Galzignano properties. The event definitively occurred. The amount has been precisely indicated in the judgment and is management’s opinion that this amount represents the maximum liability arising from the litigation. However, Galzignano Terme Golf & Resorts intends to challenge the decision of the arbitration court and aims to obtain an out-of-court settlement.
-	The amount of € 590,000 refers to an allowance about refurbishment works on the Majestic hotel in Terme di Galzignano, which belong to Galzignano Terme Golf & Resort S.p.A.. The amount accrued results from the recognition of increased costs of execution for additional activities, initially not stated in the contract. The event definitively occurred. The amount has been precisely estimated and accepted by Galzignano Terme Golf & Resort S.p.A. and is management’s opinion that this amount represents the maximum liability arising from the work’s assessment.

NOTE 11. INCOME TAXES

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

Our operating losses carried forward and available for offset against future profits as of September 30, 2014 and December 31, 2013 is € 13,547 and €12,325, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax asset are as follows as of September 30, 2014 and December 31, 2013:

€’000

	September 30, 2014	December 31, 2013
Deferred tax asset – net operating loss carryovers	3,725	3,389
Less Valuation allowance	(3,725)	(3,389)
Net deferred tax asset	€-	€-

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

The reconciliation of income tax benefit attributable to continuing operations computed at the Italian statutory tax rates to the income tax benefit recorded is as follows:

	Three Months Ended September 30,	Nine months period ended September 30,
	2014	2014	2013
Income tax at Italian statutory rate of 27.5%	€(92)	€(336)	€(618)
Increase in valuation allowance	92	336	618
Income tax benefit	€-	€-	€-

NOTE 13. SUBSEQUENT EVENTS

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

We are currently in a negotiations with respect to acquisitions in Rome and Florence and have started searches for investment opportunities in Milan.

In addition to our primary business, we have recently decided to enter into the hotel management business. In this respect we have set up a new entity called IBH Ripa Srl which is directly involved in the management of the Ripa Hotel in Rome.

Recent Developments and Events

On April 11, 2014, Aral Immobiliare Srl (“Aral”), the owner of the Ripa Hotel under a financial lease agreement with Unicredit Leasing S.p.A., entered into a settlement agreement with the Agenzia delle Entrate (the Italian Revenue Agency) in relation to a tax assessment issued by the latter on January 30, 2014. The tax assessment was concerning certain asserted outstanding taxes (VAT, income taxes etc.) related to the financial lease contract mentioned above for the years from 2008 onwards, for an overall amount of € 3,877,056.35. The settlement agreement envisages that, in relation to the first year of the financial lease contract (2008), Aral will pay the overall amount of € 1,234,202,52 plus interest, in twelve quarterly installments. The first installments have been paid on April 30, on July 31 and on October 31, 2014.

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

Basis of presentation

The consolidated financial statements for the nine months ended September 30, 2014 and for the fiscal year ended December 31, 2013 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Accounts receivable & Allowance for doubtful accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to record or adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. After the recognition of loss on receivables for doubtful accounts in the statement of operations of the nine-months period ended September 30, 2014, the Company has determined that as of September 30, 2014 and December 31, 2013 no allowance for doubtful accounts was required. The Company does not require collateral to support customer receivables.

Investments

Investments in unconsolidated affiliates over which we exercise significant influence, but do not control, including joint ventures, are accounted for using the equity method.

Investments in unconsolidated affiliates over which we are not able to exercise significant influence are accounted for under the cost method.

Property, plant and equipment

Property, plant and equipment are stated at acquisition cost less accumulated depreciation and adjustments for impairment losses. Property, plant and equipment also include assets under construction and plant and equipment awaiting installation.

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

Assets and liabilities held for resale

In connection with the strategy of concentrating in the portfolio of hotel, power, and plantations investments, in the periods presented we entered into various negotiations with potential purchasers to sell non-hotel assets. Most of these sales concluded at the end of September 30, 2012, and some residual non-hotel assets sold in 2013.

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

As of September 30, 2014 and December 31, 2013, there are no derivative instruments.

Shareholder loans

Shareholder loans to the Company are all non-interest bearing. Italian law provides that the shareholders loans to a limited liability company ("S.r.l.") are not preferred and their repayment is subordinated to other categories of debt. As a result all shareholder loans are classified as non-current liabilities.

Severance indemnity fund

According to Italian accounting principles reflecting local law and applicable employment contracts, certain post-employment benefits accrue during the period of employment. Under U.S. GAAP, post-employment benefits are defined either as defined contribution plans or defined benefit plans.

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

Results of Operations

For the nine months ended September 30, 2014 and September 30, 2013

€’000, except per share amounts	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	Unaudited	Unaudited

Revenue from operations	€6,822	€1,807
Direct operating and selling, general and administrative costs
Direct operating costs	3,937	40
Selling, general and administrative costs	1,276	1,081
Amortization and depreciation	1,707	1,679
Total direct operating, selling, and administrative costs	6,920	2,800
Operating Profit/(Loss)	(98)	(993)
Interest income	466	523
Interest expenses	1,590	1,583
Profit/(Loss) from continuing operations, before income taxes	(1,222)	(2,053)
Income taxes
Profit/(Loss from continuing operations, net of income taxes	(1,222)	(2,053)
Net loss from operations of discontinued operations, after taxes		(161)
Net income/(loss) on disposal of discontinued operations, after taxes		(32)
Net profit/(loss) from discontinued operations		(193)
Consolidated net profit/(loss) for the period	(1,222)	(2,246)
Less net loss attributable to non-controlling interests in the consolidated subsidiaries		100
Net profit/(loss) attributable to owners of Southern States Sign Company	€(1,222)	€(2,146)

Revenues

Revenues for the nine months ended September 30, 2014, increased approximately € 5,015,000, or 277.5%, compared to the nine months ended September 30, 2013. This increase is due mainly to the consolidation into the Company’s accounts of the revenues generated by the management of the Ripa Hotel, now directly managed through CR&P’s subsidiary, IBH Ripa Srl.

Direct Operating Costs

Direct Operating Costs for the nine months ended September 30, 2014, increased approximately € 3,895,000 compared to the nine months ended September 30, 2013. Again, this increase is mainly due to the consolidation into the Company’s accounts of the costs related to the management of the Ripa Hotel.

Selling, General and Administrative Costs

Selling, General and Administrative costs for the nine months ended September 30, 2014 and September 30, 2013, were approximately € 1,276,000 and € 1,081,000, respectively. Such expenses consist primarily of salaries and personnel related expenses, occupancy expenses, sales travel, consulting costs and other expenses. The increase is mainly related to the increase of Ripa Hotel management activity.

Amortization and Depreciation

Amortization and depreciation for the nine months ended September 30, 2014 and September 30, 2013 were approximately € 1,707,000 and € 1,678,000, respectively. The increase is immaterial.

Interest Income

Interest income for the nine months ended September 30, 2014 and September 30, 2013 was approximately a gain of € 466,000 and a gain of € 523,000, respectively. The decrease is immaterial.

Interest Expense

Interest expense for the nine months ended September 30, 2014 and September 30, 2013 was approximately € 1,590,000 and € 1,583,000 respectively. The increase is immaterial.

Income Taxes

Income taxes for the nine months ended September 30, 2014 and September 30, 2013 were € 0.00 in both periods.

Going concern considerations

Notwithstanding the losses recorded in 2013 and in the nine months ended September 30, 2014, we expect to remain in operation for the foreseeable future on the basis of the strategies we are currently implementing, which will have a positive impact on the profitability of our business in the future years. Therefore we have the ability to continue as a going concern for a long and reasonable period following the date of the financial statements.

Liquidity and Capital Resources

For the nine months ended September 30, 2014 and 2013

As of September 30, 2014 we had cash and cash equivalents of approximately € 956,000, negative working capital of approximately € 6,250,000 and accumulated loss of approximately € 4,702,000.

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately € 838,000 for the nine months ended September 30, 2014, compared to the net cash provided of approximately € 1,833,000 for the nine months ended September 30, 2013.

The net cash provided by operating activities for the nine months ended September 30, 2014 reflects a net loss of approximately € 1,222,000 offset by a depreciation and amortization of approximately € 1,707,000 and other non-cash adjustments of approximately € 555,000. Changes in assets and liabilities included an increase in trade receivables of approximately € 192,000, a decrease in related party receivables of approximately € 1,415,000, a decrease in advanced payments on purchases of property of approximately € 4, an increase in other assets of approximately € 84,000, an increase in trade payables of approximately € 1,806,000, a decrease in related party payables of approximately € 517,000, a decrease in other payables of approximately € 55,000, an increase in VAT taxes receivable of approximately € 1,165,000 and a decrease in other liabilities of approximately € 1,459,000.

The net cash provided by operating activities for the nine months ended September 30, 2013 reflects a net loss of approximately € 2,246,000, a net loss from discontinued operations of approximately € 193,000 and a depreciation and amortization of approximately € 1,678,000. Changes in assets and liabilities included a decrease in trade receivables of approximately € 33,000, a decrease in related party receivables of approximately € 1,512,000, an increase in other assets of approximately € 64,000, an increase in trade payables of approximately € 2,158,000, an increase in related party payables of approximately € 1,136,000, a decrease in other payables of approximately € 415,000, an increase in VAT taxes receivable of approximately € 527,000 and an increase in other liabilities of approximately € 5,000. The net cash used in operating activities of discontinued operations was approximately € 161,000.

Cash Flows from Investing Activities

The net cash used in investing activities for the nine months ended September 30, 2014 of approximately € 884,000 consist primarily of the cash outflow due to the purchases of plant, equipment and intangible assets related to the hotel-management business.

The net cash used in investing activities for the nine months ended September 30, 2013 of approximately € 5,104,000 consist primarily of the cash outflow due to the purchase of properties.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was approximately € 275,000, which was mainly due to the issuance of long term debt (€ 133,000), the borrowings of bank overdrafts (€ 76,000) and the issuance of shareholders loan (€ 66,000). Net cash provided by financing activities for the nine months ended September 30, 2014 was approximately € 2,917,000, which was mainly due to the reimbursement of bank overdrafts (€ 2,012,000) offset by the issuance of shareholders loan (€ 1,930,000) and the issuance of long-term financial debt (€ 2,999,000).

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

We have just about to finalize with UniCredit Leasing S.p.A. a moratorium of the financial lease regarding the Ripa Hotel, whereby we will have to pay interests only for a 3,5 year period starting in August 2014. This will make available to us the financial resources required to renovate the last 78 rooms of the hotel which still need to be completed. The closing of the moratorium agreement is envisaged by the end of November, 2014.

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

The development of the Green Park Hotel should start in the first half of 2015. It is expected that the Green Park Hotel conversion will cost approximately €4.4 million to be spent over a period of 1½ years from commencement in 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our sole chief executive officer and principal financial officer concluded that as of September 30, 2014, these disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed on January 25, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 filed on January 25, 2011)

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14 (a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data Files of Financial Statements and Notes

*	Filed herewith.

**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern States Sign Company

November 14, 2014	By:	/s/Sergio Schisani
Sergio Schisani
Chief Executive Officer and Principal Financial Officer